Form 10KSB
period 2002-12-31
DONLAR CORP
filed 2003-04-15
CIK 1047175

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
         _________________.

Commission File No. 0-11472

                               DONLAR CORPORATION
              ----------------------------------------------------
              (Exact name (formerly Donlar Biosyntrex Corporation)
                   of registrant as specified in its charter)

           Illinois                                     36-3683785
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                             6502 South Archer Road
                          Bedford Park, Illinois 60501
             ------------------------------------------------------
             (Address of principal executive offices with Zip Code)

                                 (708) 563-9200
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act: common stock (no par value per share)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained herein, and if no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for its most recent fiscal year:  $3,584,572

The aggregate market value of common stock held by non-affiliates of the registrant was $2,622,055 on March 31, 2003 based on the most recent prior trading price on March 18, 2003 of $0.15 per share. The number of shares outstanding of the registrant's common stock as of March 31, 2003 was 20,793,360.

                               DONLAR CORPORATION

                         2002 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     Part I.

Item 1.  Description of Business ...........................................   1
Item 2.  Description of Properties .........................................  21
Item 3.  Legal Proceedings .................................................  22
Item 4.  Submission of Matters to a Vote of Security Holders ...............  22

                                    Part II.

Item 5.  Market for Common Equity and Related Stockholder Matters ..........  22
Item 6.  Management's Discussion and Analysis or Plan of Operation .........  23
Item 7.  Financial Statements ..............................................  29
Item 8.  Changes or Disagreements with Accountants .........................  29

                                    Part III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act .................  29
Item 10. Executive Compensation ............................................  32
Item 11. Security Ownership of Certain Beneficial Owners and Management ....  35
Item 12. Certain Relationships and Related Transactions ....................  38
Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..  38
Item 14. Controls and Procedures ...........................................  44

                           FORWARD LOOKING STATEMENTS

This report and the documents incorporated by reference in this report contain forward-looking statements. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially from those expressed or forecasted in any forward-looking statements as a result of a variety of factors, including those set forth in "Description of Business - Certain Business Considerations and Risk Factors" and elsewhere in, or incorporated by reference into, this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

THIS ANNUAL REPORT ON FORM 10-KSB IS FOR DONLAR BIOSYNTREX CORPORATION

         Pursuant to Rule 12g-3(g) of the General Regulations under the Securities Exchange Act of 1934, Donlar Corporation ("Donlar") is filing this Annual Report on Form 10-KSB for 2002 for Donlar Biosyntrex Corporation ("Biosyntrex"). This Annual Report contains historic financial, market and other information for Biosyntrex as if Biosyntrex were the filer. However, where information relates to a period on or after March 5, 2003, the effective date of the merger of Biosyntrex with and into Donlar, the information relates to Donlar, the surviving corporation in the merger.

MERGER OF DONLAR BIOSYNTREX CORPORATION AND DONLAR CORPORATION

         The shareholders of Donlar and Biosyntrex, Donlar's majority owned subsidiary, approved the merger of Biosyntrex with and into Donlar at a shareholders meeting held at the corporate offices in Bedford Park, IL on February 27, 2003, with Donlar being the surviving corporation (the "Company"). The merger was effective March 5, 2003. Prior to the merger, Donlar was principally a holding company for the Biosyntrex common stock that it owned. The merger has not resulted, and is not expected to result, in any significant change to the businesses operated by Biosyntrex prior to the merger.

         Pursuant to the agreement and plan of merger, each share of Biosyntrex common stock (other than shares owned by Donlar) converted into the right to receive 0.25998836 shares of common stock of Donlar and each share of Donlar's common and Series A preferred stock issued prior to the merger (other than shares owned by certain shareholders who agreed to cancellation pursuant to the restructuring plan described in Biosyntrex's and Donlar's joint information statement/prospectus) converted into the right to receive 0.48725820 shares of common stock of Donlar. All outstanding warrants, options or rights of any kind to acquire any shares of capital stock or other securities of any kind from Donlar or Biosyntrex were cancelled in the merger except for the Company's principal lender's right to acquire shares of the Company's common stock upon conversion of certain loans as described below under "Restructuring Plan." The shares of common stock of Donlar issued in the merger and related transactions are publicly traded over-the-counter as "Other OTC" on the so-called "Grey Market" under the symbol DLRC. A letter of transmittal has been sent to all shareholders of record of the merged companies with instructions on how to exchange their shares for newly issued shares of Donlar common stock. Donlar's common stock is deemed by operation of Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended, (the "1934 Act") to be registered under Section 12(g) of the 1934 Act.

         In connection with the merger, the Company implemented a restructuring plan that resulted in the elimination of approximately $25.2 million of the Company's liabilities and replaced these liabilities with equity securities, principally senior convertible preferred stock. The restructuring plan is described in more detail below under "Restructuring Plan."

RESTRUCTURING PLAN

         In early 2001, as a result of anticipated difficulties in servicing debt and obtaining necessary additional funding, management of Donlar and its majority owned subsidiary, Biosyntrex, began to consider debt restructuring alternatives and sources of additional funding. In May 2001, management of the companies met with Tennessee Farmers Life Insurance Company, Willis Stein & Partners and Dr. Robert Martin, the companies' three largest creditors, to discuss a restructuring plan. A restructuring plan was ultimately agreed to that included the merger of Biosyntrex with and into Donlar and the following additional terms:

         As part of the restructuring plan, on March 18, 2002, Biosyntrex and Donlar entered into a Bridge and Consolidated Term Loan Agreement with Tennessee Farmers Life Insurance Company. Pursuant to the terms of the loan agreement, Biosyntrex and Donlar obtained a bridge loan facility in the amount of approximately $2.127 million to be used to refinance certain short term debt, provide working capital, pay certain accounts payable creditors and pay expenses of the restructuring and the merger (the "Term C Loan"). Approximately $1.85 million of the Term C Loan was drawn down. In addition, the terms of existing loans to Donlar in the original principal amount of approximately $17.64 million were restated and made the joint and several obligations of Donlar and Biosyntrex in the total amount of $19.2 million reflecting the original amount of the loans and accrued, unpaid interest thereon (the "Term A Loan" and "Term B Loan"). Each of the loans is collateralized by substantially all of the assets of the Company.

         Loans under the Term C Loan bear interest at a rate of eleven percent per annum with one half of such interest payable on a quarterly basis on the last business day of March, June, September and December and the other half payable at maturity on March 18, 2003. As discussed in further detail below under "Tennessee Farmers Loan Default," Donlar did not make the required payment under the bridge loan facility on March 18, 2003.

         The restated loans are divided into two loans (the Terms A and B Loans). The first such loan is in the principal amount of approximately $10.18 million, bears interest at a rate of nine percent per annum until March 18, 2003, at which time such interest is payable, and thereafter bears interest at eleven percent per annum payable on a quarterly basis on the last business day of March, June, September and December. The principal balance of the loan is payable in equal quarterly installments of not less than $222,500 commencing on March 31, 2003 and thereafter on the last business day of March, June, September and December. Any remaining unpaid principal and interest is payable on March 31, 2007. The Company did not make the interest payment on March 18, 2003 or the principal payment on March 31, 2003.

         The second restated loan is in the principal amount of $9.0 million, bears interest at a rate of one percent per annum, but neither interest nor principal are payable until the first to occur of one of certain events described in the loan agreement, the latest of which is March 18, 2005, after which time the interest that has accrued is payable in full within thirty days and thereafter is payable quarterly on the last business day of March, June, September and December together with principal payments of not less than $222,500. Any remaining unpaid principal and interest is payable on March 31, 2007.

         As part of the restructuring plan, the Company will issue approximately
1.6 million shares of common stock to Tennessee Rural Health Improvement Association, which will represent approximately 7.8% of the Company's outstanding common stock and 1.8% on a fully diluted basis and TFIC, Inc., an affiliate of Tennessee Farmers, will surrender for cancellation, without issuance to it of any Company common stock as a result of the merger, approximately 3.85 million shares of Donlar common stock that it owns. The Company common stock to be issued to Tennessee Rural Health is in addition to the approximately 1.27 million shares of Company common stock to be issued to Tennessee Rural Health as a result of the merger in exchange for the approximately 2.6 million shares of Donlar common stock owned by it. Tennessee Rural Health is a provider of health insurance and other health benefits. It is affiliated with Tennessee Farm Bureau Federation which owns approximately 7.5% of Tennessee Farmers Life Insurance Company.

         The Company made numerous representations, warranties and covenants in the loan agreement. Among the covenants, the Company agreed to limit its ability to incur additional indebtedness, make any investments or loans, pay dividends, purchase, redeem or issue capital stock or sell or encumber assets. Each of the loans made or restated pursuant to the loan agreement is subject to acceleration and the application of higher default rates of interest in the event the Company defaults in the payment of principal or interest when due, breaches any covenants contained in the loan agreement that are not remedied within five calendar days or any other specified event of default occurs.

         Each of the loans under the loan agreement is convertible at the option of the lender at any time prior to repayment into Company common stock. Loans made under the Term C Loan convert at a rate of one share per $0.29 of outstanding principal amount of the loans. The restated loans, the Term A and B Loans, convert at a rate of one share per $0.68 of outstanding principal amount of the loans. The maximum number of shares of Company common stock issuable upon conversion of the loans is approximately 34.37 million. The conversion rates are subject to antidilution protection. The holders of the loans have certain registration rights with respect to the shares issuable upon conversion.

         As part of the restructuring plan and as permitted by the loan agreement, the Company has issued 465,000 shares of common stock to four creditors, Mr. Randy Olshen, Mr. Michael Acton, Mr. Rudy Monnich and Mr. Charles Brodzki, in exchange for their forgiveness of all debts and claims by them against the Company.

         Mr. Olshen has a sales contract entitling him to a 20% commission on sales of certain of Biosyntrex's products. Mr. Olshen agreed to the termination of that contract in exchange for 80,000 shares of Company common stock.

         Mr. Acton has a consulting contract entitling him to a consulting fee of approximately $123,000. Mr. Acton agreed to exchange the approximately $94,000 remaining due under that contract for 200,000 shares of Company common stock.

         Mr. Monnich has an outstanding account payable of approximately $11,000 and Mr. Brodzki has an outstanding note payable of approximately $50,000. They agreed to forgive these amounts in exchange for 60,000 and 125,000 shares of Company common stock, respectively.

         As part of the restructuring plan, the Company also reached agreements with Willis Stein & Partners and its affiliate Star Polymers to (i) exchange $9.0 million of original principal amount of notes plus accrued interest for shares of a new series of Company senior convertible preferred stock with a stated liquidation value of $9.0 million and convertible into approximately
13.23 million shares of Company common stock and (ii) exchange all of the pre-merger Donlar equity securities held by Willis Stein/Star Polymers, equaling approximately 20.28 million shares of Donlar common and preferred stock, for 1.0 million shares of newly issued Company common stock. Willis Stein/Star Polymers are not entitled to receive any other Company common stock as a result of the merger. The foregoing exchange has been completed.

         The Company also reached agreement with Dr. Robert Martin, a director of the Company and, immediately prior to the merger, Biosyntrex, to (i) exchange approximately

$9.9 million of original principal amount of notes plus accrued interest for shares of Company senior convertible preferred stock with a stated liquidation value of $9.0 million and convertible into approximately 13.23 million shares of Company common stock, (ii) relinquish rights to receive royalty payments from the Company equal to one percent of all sales during a ten year period beginning in 2000 and surrender for cancellation all of the pre-merger Donlar common and preferred stock held by him, equaling approximately 16.56 million shares, in exchange for 5.0 million shares of newly issued Company common stock and (iii) surrender for cancellation options and warrants to purchase over 38 million shares of pre-merger Donlar common and preferred stock at exercise prices ranging from $0.01 to $5.50 for a warrant to purchase 3.0 million shares of Company common stock for $0.68 per share. The foregoing exchange has been completed. Dr. Martin also received 1,187,940 shares of Company common stock as a result of the merger in exchange for the 4,569,000 shares of Biosyntrex common stock that he owned.

         To further eliminate debt from the balance sheet of the Company, the Company reached agreements with all fifteen holders of approximately $1.9 million of original principal amount of notes issued in 1998 and 2000 to exchange their notes for shares of Company senior convertible preferred stock in an aggregate stated liquidation value equal to the total amount of the notes and convertible into approximately 2.8 million shares of Company common stock. The foregoing exchange has been completed.

         Donlar and Biosyntrex, as of December 31, 2002, collectively had approximately $48.92 million of liabilities. The restructuring has eliminated approximately $25.26 million of liabilities, substituting for it approximately $20 million of senior convertible preferred stock and 465,000 shares of common stock.

         As a result of the foregoing agreements, 12.7 million shares of newly issued Company common stock, representing 61.1% on an outstanding basis and 13.7% on a fully diluted basis, is being issued to the holders of preferred and common stock of Biosyntrex (other than Donlar) and the holders of preferred and common stock of Donlar (other than TFIC, Inc., Dr. Martin, Willis Stein/Star Polymers, who are treated as specified above, and excluding the approximately
1.6 million additional shares to be issued to Tennessee Rural Health) in exchange for the pre-merger Donlar and Biosyntrex stock that they owned. The
12.7 million shares of newly issued Company common stock has been allocated between the former Donlar and Biosyntrex shareholders on the basis of the respective ownership of Biosyntrex common stock by Donlar on the one hand, and all other shareholders of Biosyntrex, on the other hand.

         Accordingly, 68% of the 12.7 million shares of newly issued Company common stock, or 8.7 million shares, is being allocated to the pre-merger Donlar shareholders (other than TFIC, Inc., Dr. Martin, Willis Stein/Star Polymers with respect to their Donlar shares, who are treated as specified above, and excluding the approximately 1.6 million additional shares to be issued to Tennessee Rural Health) and 32%, or 4.0 million shares, is being allocated to the pre-merger Biosyntrex shareholders (other than Donlar, whose shares were cancelled). As a result, and taking into account the cancellation of certain shares as described above, each former holder of Donlar preferred and common stock (other than the holders of cancelled shares) is entitled to receive approximately 0.49 shares of newly issued Company common stock for each share of pre-merger Donlar stock the holder owned, each former holder of Biosyntrex common and Series B preferred stock (other than Donlar) is entitled to receive
0.26 shares of newly issued Company common stock for each share of Biosyntrex stock the holder owned and each former holder of Biosyntrex Series A preferred stock is entitled to receive one share of newly issued Company common stock for each originally issued share of Series A preferred stock the holder owned (excluding dividend shares). As a result of the merger, the former shareholders of Donlar (other than holders of cancelled shares and excluding the approximately 1.6 million additional shares to be issued to Tennessee Rural Health) will own 41.61% (9.36% on a fully diluted basis) of the Donlar common stock, and the former shareholders of Biosyntrex (other than Donlar) will own 19.48% (4.38% on a fully diluted basis) of such common stock.

TENNESSEE FARMERS LOAN DEFAULT

         The Company did not make a required payment to Tennessee Farmers on March 18, 2003 under the March 18, 2002 Bridge and Consolidated Term Loan Agreement. The payment due on March 18, 2003 included $916,572 of accrued but unpaid interest on the "Term A Loan," $116,546 of accrued but unpaid interest on the "Term C Loan" and the principal amount of the "Term C Loan" in the amount of approximately $1.79 million. In addition, a $42,540 commitment fee for the "Term A Loan" was due on March 18, 2003 and was not paid by the Company. Tennessee Farmers has informed the Company that it does not intend to exercise its right under the loan agreement to convert the loans into Company common stock or extend the terms of the loans. As a result of the payment default under the loan agreement, Tennessee Farmers has the right to declare all amounts owning under the loan agreement to be immediately due and payable. The total amount of principal and accrued interest outstanding under the loans as of March 18, 2003 plus the commitment fee was $23,099,010. The Company and Tennessee Farmers entered into a forbearance agreement as of March 18, 2003 providing that Tennessee Farmers will forbear until May 2,

2003 from exercising any of its rights and remedies against the Company and its property, subject to the terms and conditions of the forbearance agreement.

         Because the Company has not obtained an extension from Tennessee Farmers of the repayment date for the loans or Tennessee Farmers agreement to convert the loans to Company common stock, the Company is actively seeking to sell the Company or to find a source of private equity financing or a merger or other strategic partner.

PRODUCTS

         From 1997 until November of 2000, Biosyntrex was primarily engaged in the distribution and sale of nutritional and nutraceutical products. Biosyntrex's principal products were biologic nutraceutical supplements and sports and nutrition bars. As a result of transactions completed in 2000 and in early 2001, all of the operational activities and businesses of Donlar were transferred to Biosyntrex. Donlar's businesses, discussed below, were in the performance chemicals and agricultural products markets. The former Donlar businesses became Biosyntrex's principal businesses, Biosyntrex began phasing out its nutritional and nutraceutical business and Donlar became a holding company for the Biosyntrex common stock that it owned. As a result of the merger of Biosyntrex into Donlar that was completed in March 2003, all of the businesses that were operated by Biosyntrex now reside in Donlar, the surviving corporation in the merger.

         During 2002, Biosyntrex's marketing, sales, distribution and administrative operations were conducted from Donlar's headquarters in Bedford Park, Illinois, and its manufacturing operations were conducted from Donlar's Peru, Illinois facility.

         Biosyntrex's, and, as a result of the merger, now Donlar's, principal businesses are conducted through two product lines:

         o    BioPolymers (performance chemicals markets); and

         o    AgriSciences (agricultural products markets).

         The principal business of the Company in 2002 was the production and marketing of products initially developed by Donlar. Historically, Donlar began as a research and development company to exploit the possibilities of developing, manufacturing and marketing a new family of biodegradable polymers known as thermal polyaspartates (TPA). Although there was no market at the time of Donlar's inception for a new so-called "green chemistry," Donlar concluded that a market would develop if the technology and products were available. It also determined that the development of this technology and market would also require substantial capital.

         It took about ten years and the use of extensive capital to reach the point of commercialization whereby the Company's products and markets are protected by a global intellectual property portfolio of patents. The products are manufactured in a modern plant capable of producing high quality products at low cost and are sold in a marketplace where the Company's TPA products can compete on a cost/performance basis with conventional chemicals.

         TPA is non-hazardous, non-toxic, hypoallergenic, environmentally friendly and biodegradable. These proteins are used in a broad range of industrial, agricultural and consumer markets. Over 180 global patents protect the Company's technology, products and marketplace. The U.S. Government recognized the environmental benefits of this technology in 1996 when it awarded Donlar the first Presidential Green Challenge Chemistry Award.

         TPA products are beta proteins (biopolymers) manufactured from the common biological amino acid, L-aspartic acid. TPA is a highly active biopolymer that is completely soluble in water. By varying the manufacturing method, different properties can be built into the biopolymer, tailoring it to a specific use. Products are formulated and packaged into both powder and liquid forms.

         In the performance chemicals markets, the Company offers products utilizing TPA that are believed to be environmentally superior to non-biodegradable and environmentally non-friendly chemicals used in a wide variety of industrial and consumer products. These products are used to prevent mineral scale and metal corrosion in industrial processes using high volumes of water, such as offshore oil and gas production and industrial cooling water. TPA can also be used as a biodegradable antiredeposition agent for detergents. Antiredeposition agents are those detergent ingredients that prevent dirt particles from re-attaching to the fabric in the wash cycle once the fabric has been cleaned.

         In agriculture, the Company's products are believed to significantly increase the effectiveness of fertilizers by allowing the components of fertilizers to be more available to the plant. The Company also holds patents under which it is developing products that will have the effect of dramatically reducing the use of herbicides and insecticides. The Company believes that since herbicides and insecticides are made more efficacious when mixed with TPA, significantly less herbicide and insecticide may need to be applied. The products thereby benefit growers and farmers through increased yields and reduced crop inputs. The products may also benefit the environment through a reduction in ground water contamination. Additionally, TPA biodegrades harmlessly in the soil after having served its function.

REGULATORY MATTERS

         The marketing of certain of the Company's products is subject to regulatory oversight in certain jurisdictions. In each of the fifty states, the respective departments of agriculture have various requirements for the registration of different types of agricultural products to be used within that state. The Company's products do not require registration in 26 states. In the remaining 24 states, the purpose for registration is to assure consumers/growers that the products can be used safely and that they have demonstrated a variety of benefits such as protection against insects or root growth enhancement. The state departments of agriculture that require registration publish guidelines for the submission of several different kinds of data in order to make a determination for registration. These data include laboratory, green house, university and field test results, as well as toxicity, environmental and general safety information. Each state has its own requirements which range from minimal information coupled with a small fee to extensive data sets that cover several years of experience and may be very expensive to comply with. The review process may include several resubmissions of updated data or other kinds of information and may take years. States may also give limited registration to products that cover only one or more kinds of plants.

         The Company's products have been registered in 20 of the 24 states requiring registration, and the company is pursuing registration in the four other states, South Dakota, Alabama, Mississippi and Pennsylvania. When the department of agriculture of a specific state registers the products, those products may then be sold with required information that is printed on the product's label such as the plants/crops that the product can be used on, instructions on how to safely apply the product, maximum quantities to use and a variety of safety and toxicity handling precautions.

         The Company's products are also subject to approval by foreign regulatory authorities, but there are no federal regulatory approvals required for distribution. A loss of a product registration in a key U.S. state would significantly limit the Company's ability to market its crop nutrition products.

EMPLOYEES

         As of December 31, 2002, the Company had 14 full-time employees.

CERTAIN BUSINESS CONSIDERATIONS AND RISK FACTORS

         The short and long-term success of the Company is subject to certain risks, many of which are substantial in nature. Shareholders and prospective shareholders in the Company should consider carefully the following factors, in addition to other information contained in this report.

         The Company Has A History Of Operating Losses And May Never Become Profitable. Both Biosyntrex and Donlar have incurred significant net operating losses since their formations. As of December 31, 2002, Biosyntrex had a shareholders' deficit of $39.4 million, a loss of approximately $8.3 million and an accumulated deficit of $104.4 million. The factors contributing to these significant operating losses include:

         o    marketing expenditures;

         o    acquisition expenses and costs;

         o    expansion of research and development programs;

         o    costs associated with pre-clinical studies and clinical trials;

         o    nutritional studies;

         o    regulatory compliance requirements;

         o    trials for other products under development; and

         o implementation of programs to market products ultimately approved for distribution.

         The Company's future success and ability to achieve profitability depends upon its ability to successfully operate its businesses. The Company may never achieve significant revenues or profitable operations.

         The Company's Recurring Losses Raise Doubt About The Company's Ability To Continue As A Going Concern. The consolidated financial statements of the Company have been prepared on the assumption that the Company will continue as a going concern. The Company's independent public accountants have issued their report dated March 21, 2003 that includes an explanatory paragraph stating that the Company's recurring losses and default on $21 million of loans, among other things, raise substantial doubt about its ability to continue as a going concern. The Company's historical sales are limited and it has been necessary to rely upon financing from debt and the sale of equity securities to sustain operations.

         If The Company Cannot Satisfy Its Substantial Debt Obligations, It Will Negatively Effect The Value Of Its Stock. The Company is an obligor under a loan agreement which covers a bridge loan facility totaling up to $2.127 million (of which $1.85 million has been drawn down) and two prior loans the terms of which were amended and restated in the loan agreement in the amount of approximately $19.18 million. Each of the loans made or restated pursuant to the loan agreement is subject to acceleration and the application of higher default rates of interest in the event the Company defaults in the payment of principal or interest when due, breaches any covenants contained in the loan agreement that are not remedied within five calendar days or any other specified event of default occurs. The Company did not pay principal and interest in the amount of approximately $2.02 million on the loans made under the bridge loan facility that was due and payable on March 18, 2003. In addition, the Company did not pay approximately $1.34 million that was due in March 2003 on the restated loans. These payment defaults triggered the Company's lender's acceleration rights and the applicable default rates of interest. Donlar and Tennessee Farmers entered into a forbearance agreement effective March 18, 2003 providing that Tennessee Farmers will forbear until May 2, 2003 from exercising any of its rights and remedies against Donlar and its property, subject to the terms and conditions of the forbearance agreement.

         Because the Company has not obtained an extension from Tennessee Farmers of the repayment date for the loans or Tennessee Farmers agreement to convert the loans to Company common stock, the Company is actively seeking to sell the Company or to find a source of private equity financing or a merger or other strategic partner. If the Company is unsuccessful in this effort and Tennessee Farmers accelerates its loans, the Company will likely be forced to seek the protection of the bankruptcy laws.

         The Restructuring Plan Involves Substantial Dilution To Shareholders. Prior to the merger of Biosyntrex with and into Donlar, Donlar owned 68% of the outstanding Biosyntrex common stock and all other shareholders own 32% of the outstanding Biosyntrex common stock. As part of the restructuring plan, 5.0 million, 1.0 million, approximately 1.6 million and 465,000 shares of the Company's common stock has or will be issued to Dr. Martin, Willis Stein & Partners, Tennessee Rural Health and collectively Messrs. Randy Olshen, Michael Acton, Rudy Monnich and Charles Brodzki (each creditors of the companies), respectively. In addition, a warrant has been issued to Dr. Martin for 3.0 million shares of the Company's common stock, shares of the Company's convertible preferred stock which are convertible into approximately 29.3 million shares of the Company's common stock has or will be issued to Dr. Martin, Willis Stein/Star Polymers, and the 1998 and 2000 note holders, Tennessee Farmers Life Insurance Company obtained notes in the aggregate amount of in excess of $21.0 million that are convertible into approximately 34.4 million shares of the

Company's common stock and 5.0 million shares of the Company's common stock have been reserved for issuance under the equity incentive plan. As a result of the foregoing transactions and completion of the merger, the pre-merger Donlar shareholders (other than Dr. Martin, Willis Stein/Star Polymers, TFIC, Inc. and the additional shares being issued to Tennessee Rural Health) will own approximately 41.6% and the pre-merger Biosyntrex shareholders (other than Donlar) will own approximately 19.5% of the Company's outstanding common stock. On a fully diluted basis, assuming conversion or exercise of all notes, preferred equity, warrants and other securities of the Company that are convertible into or exercisable for shares of common stock of the Company, the pre-merger Donlar shareholders (excluding Dr. Martin, Willis Stein/Star Polymers and the additional 1.6 million shares being issued to Tennessee Rural Health) will own approximately 9.4%, the pre-merger shareholders of Biosyntrex (other than Donlar) will own approximately 4.4%, Tennessee Farmers will own approximately 38.3%, Willis Stein/Star Polymers will own approximately 15.4% and Dr. Martin will own approximately 22.9% of the Company's common stock (excluding the shares he will receive upon conversion of the 4,569,000 shares of Biosyntrex stock that he owns; including those shares, Dr. Martin will on a fully diluted basis own approximately 24.3%). The maximum combined effect of the issuance of the shares of common stock upon the exercise of Dr. Martin's warrant, the conversion of the convertible preferred stock and the conversion of the notes would be to increase the number of shares of the Company's common stock outstanding by approximately 67 million shares.

         If The Company Sells Additional Equity Securities, It May Result In Additional Shareholder Dilution. The Company needs to sell additional equity securities, enter into a strategic transaction or obtain other forms of financing to fund its operations and refinance its debt. Absent such a transaction or additional financing, it will be necessary to postpone or cancel some or all of the Company's planned business activities which could adversely affect the Company's ability to conduct its business operations, generate future revenues and introduce new products. The failure by the Company to refinance debt will have a adverse affect on the Company's business and financial position including the possibility of foreclosure by the Company's principal lender on substantially all of the Company's assets and bankruptcy. Additional financing may not be available, or, if available, may not be available on acceptable terms or in required amounts. If additional funds are raised by issuing shares of common stock or securities convertible into common stock, those sales or conversion could result in further and possibly substantial dilution of the Company's shareholders. Substantial dilution may make it more difficult for investors to sell their shares or may result in a lower price of the Company's securities.

         The Trading Price Of The Company's Common Stock Is Likely To Be Volatile. The trading price of Biosyntrex's common stock has been, and the trading price of the Company's common stock is likely to be, subject to wide fluctuations in response to the quarter to quarter variations in operating results, material announcements by the Company or its competitors, governmental regulatory action, conditions in the industries in which they operate, or other events or factors, many of which are beyond the Company's control. From March 31, 2000 to February 28, 2003, the trading or high and low bid and ask price of Biosyntrex's common stock has fluctuated from a high of $8.60 and a low of $0.01. Since the effective date of the merger, March 5, 2003, the Company's common stock has been trading in the Grey Market. Reported trading prices have fluctuated from a high of $0.15 and a low of $0.01. The Company's operating results in future quarters may be below the expectations of investors. In such event, the price of the common stock would likely decline, perhaps substantially. In addition, the stock market has historically experienced extreme price and volume fluctuations.

         The Company Is Unlikely To Pay Dividends. The Company has never declared or paid cash dividends on its common stock and it is not anticipated that any cash dividends will be declared on the Company's common stock in the foreseeable future.

         If The Company Is Not Successful In Commercializing Its Products, It Will Not Be Able To Generate Enough Income To Cover Its Operating Expenses And Debt Service. Donlar was founded in 1990 to develop, manufacture and market an entirely new protein technology with the potential to replace a generation of older, non-biodegradable and potentially toxic chemicals. This new family of biopolymers, know as thermal polyaspartates or TPA, is non-hazardous, non-toxic, hypoallergenic, environmentally friendly and biodegradable. These proteins are used in a broad range of industrial, agricultural and consumer markets. TPA products are beta proteins (biopolymers) manufactured from the common biological amino acid, L-aspartic acid. TPA is a highly active biopolymer that is completely soluble in water. By varying the manufacturing method, different properties can be built into the biopolymer, tailoring it to a specific use. Products are formulated and packaged into both powder and liquid forms.

         Until 1996, Donlar was engaged principally in research and development activities, and from 1996 through 2000, market development activities related to several products utilizing TPA. These market development activities have been continued by Biosyntrex since its acquisition of Donlar's businesses and have been continued by the Company since the merger of Biosyntrex with and into Donlar. While marketing of the TPA products has commenced in the crop nutrition and oil field service areas, the products have not achieved full commercialization, and product applications are in various stages of commercialization.

As a result, the TPA products have been sold only in limited quantities and there can be no assurance that a significant market will develop for such products with respect to any of their potential applications. The Company's crop nutrition and performance chemical products have been used commercially for only a short period of time. The Company's potential customers in the agricultural, performance chemicals, and other fields in which the Company's products have potential applications require predictable and consistent performance. Although certain products incorporating the TPA technology have passed product performance and reliability testing in both laboratory and commercial use, there can be no assurance that they will continue to do so consistently in the future, will meet future customer performance standards or will offer sufficient price or performance advantages required to achieve commercial success. The Company's failure to develop, manufacture and commercialize TPA products on a timely and cost effective basis will prevent it from generating enough revenues to cover its operating expenses and debt service.

         If The Company's Agricultural Customers Do Not Accept Its Products, It Will Negatively Affect Revenues. The Company's future success in agriculture depends largely on acceptance of the TPA technology by agricultural customers and the ability of the Company to educate those customers about the proper methods and rates of application required to obtain the levels of increased yield that the TPA products are capable of generating. Traditionally, agricultural end users have been slow to adopt new technologies until their consistent effectiveness and economic value have been evidenced over several growing seasons. Successful introduction of the Company's products will also depend to a large extent on recommendations of prior users. Although the Company's research data have shown that its crop nutrition products result in increased yields, the level of such increase and, thus, the economic return from use of such products, depends on the method and rate of application, the type of crop and prevailing weather and soil conditions. There can be no assurance that the Company will be able to demonstrate that the purchase of its crop nutrition products will be consistently cost effective for the intended users.

         If The Company Cannot Protect Its Proprietary Information, It May Lead To Increased Competition And Expenses And Decreased Revenues. The Company's success depends, in part, on its ability to obtain patent protection for the thermal polyaspartates processes, materials, and methods of use, to preserve its trade secrets, and to operate without infringing the patent or other proprietary rights of others. Donlar has been granted 50 United States patents. Each time that Donlar filed a patent application in the United States, it filed similar applications in foreign jurisdictions that Donlar believed were important to its future business and that afford reasonable protection to intellectual property rights. Donlar has been granted 137 foreign patents, including patents granted by the European Community, South Africa, Israel,

Japan, Mexico, Russia and Egypt, and currently has numerous patent applications pending in such jurisdictions. The patent applications filed by Donlar may not result in issued patents and the scope and breadth of any claims allowed in any patents issued to Donlar may not exclude competitors or provide competitive advantages to Donlar. In addition, any patents issued to Donlar may not be held valid if subsequently challenged, others may claim rights in the patents and other proprietary technology owned by Donlar, and others may have developed or will develop similar products or technologies without violating any of Donlar's proprietary rights.

         The Company's inability to obtain patent protection, preserve its trade secrets or operate without infringing the proprietary rights of others, as well as its loss of any rights to technology that it now has or acquires in the future, could have a negative impact on its ability to maintain or increase sales revenues. Litigation, which could result in substantial cost to, and diversion of effort by, the Company, may be necessary to enforce patents owned by the Company, to defend the Company against infringement claims made by others, or to determine the ownership, scope or validity of the proprietary rights of the Company and others. An adverse outcome in any such litigation could subject the Company to significant liabilities to third parties, require it to seek licenses from third parties, and/or require it to cease using certain technology, any of which could increase its operating costs or negatively impact its ability to maintain or increase sales.

         The Company may also become involved in interference proceedings declared by the United States Patent and Trademark Office in connection with one or more of the Company's patents or patent applications to determine priority of invention. Any such proceeding could result in substantial cost to the Company, as well as a possible adverse decision as to priority of invention of the patent or patent application involved. In addition, the Company may become involved in reissue or reexamination proceedings in the patent office in connection with the scope or validity of its patents. Any such proceeding could have a material adverse effect on its business, results of operations and financial condition, and an adverse outcome in such proceeding could result in a reduction of the scope of the claims of any such patents or such patents being declared invalid. In addition, from time to time, to protect its competitive position, the Company may initiate reexamination proceedings in the patent office with respect to patents owned by others. Such proceedings could result in substantial cost to, and diversion of effort by, the Company, and an adverse decision in such proceedings could increase its operating costs or negatively impact its ability to maintain or increase sales revenues.

         The Company relies on trade secrets and proprietary know how in the conduct of the its operations. The Company uses employee and third party confidentiality and non disclosure agreements to protect such trade secrets and know how. The obligation to maintain the confidentiality of such trade secrets or proprietary information may be breached by employees, consultants, advisors or others and the Company may not have adequate remedies for any breach. In addition, the trade secrets or proprietary know how may otherwise become known or be independently developed or discovered by third parties.

         The Company May Not Be Able To Maintain Or Increase Sales Revenues Due To Competition. While the Company is not aware of any technology directly competitive with its TPA products in the agricultural field, there are numerous types of natural ingredients such as humates, alginates, heprins and other amino acid extract products that act as fertilizers, plant growth stimulants or immune system aids for which claims have been made regarding their ability to increase plant yields. These products are marketed by numerous regional distributors and sold to dealers, who, in turn, sell to farmers and growers. In the performance chemicals field there is substantial competition by other chemical products, principally water soluble polymers and similar products manufactured by companies such as Rohm & Haas, BASF AG, Goodrich and others. Bayer AG produces limited quantities of a technical grade, highly branched form of a similar type product using production methods that are outside the scope of the Company's production patents. This product has applications that may be outside the scope of the Company's methods of use patents. All of these larger producers of chemical products have substantially greater financial and technical resources, larger research and development staffs, and greater manufacturing and marketing capabilities than the Company. There can be no assurance that the Company's performance chemicals products will compete effectively against products produced by such competitors.

         The Company's Limited Manufacturing Capacity and Experience May Have A Material Adverse Effect On Its Results Of Operations. The Company's success will depend, in part, on its ability to manufacture its products in significant quantities, with consistent quality, at acceptable costs and on a timely basis. The Company has limited experience in high volume manufacturing.

         If The Company's Operation Of Its Manufacturing Facility Is Materially Disrupted, It May Result In Significant Increased Costs And Reduced Revenues. The Peru, Illinois plant is the Company's sole manufacturing facility and the only facility capable of producing their products in quantities sufficient to meet its projected needs. While the Company maintains business interruption insurance in the amount of $15 million, any material disruption in the Peru plant's operations, whether due to fire, natural disaster or otherwise, and whether or not covered by that insurance, could significantly increase operating costs and reduce revenues.

         Failure By The Company To Obtain Or Maintain Regulatory Approval For The Distribution Of Its Products In Key U.S. States Would Significantly Limit Its Ability To Market Its Crop Nutrition Products. In each of the fifty states, the respective departments of agriculture have various requirements for the registration of different types of agricultural products to be used within that state. The Company's products do not require registration in 26 states. In the remaining 24 states, the purpose for registration is to assure consumers/growers that the products can be used safely and that they have demonstrated a variety of benefits such as protection against insects or root growth enhancement. The state departments of agriculture that require registration publish guide lines for the submission of several different kinds of data in order to make a determination for registration. These data include laboratory, green house, university and field test results, as well as toxicity, environmental and general safety information. Each state has its own requirements which range from minimal information coupled with a small fee to extensive data sets that cover several years of experience and may be very expensive to comply with. The review process may include several resubmissions of updated data or other kinds of information and may take years. States may also give limited registration to products that cover only one or more kinds of plants.

         The Company's products have been registered in 20 of the 24 states requiring registration, and the Company is pursuing registration in the four other states, South Dakota, Alabama, Mississippi and Pennsylvania. When the department of agriculture of a specific state registers the products, those products may then be sold with required information that is printed on the product's label such as the plants/crops that the product can be used on, instructions on how to safely apply the product, maximum quantities to use and a variety of safety and toxicity handling precautions.

         The Company's products are also subject to approval by foreign regulatory authorities, but there are no federal regulatory approvals required for distribution. A loss of a product registration in a key U.S. state would significantly limit the Company's ability to market its crop nutrition products.

         If The Technology Relied Upon By The Company Fails To Remain Competitive, It Will Not Be Able To Increase Or Maintain Sales Revenues. Although the Company has developed 50 patents covering manufacturing processes, composition and methods of use, all of the Company's products are based on its patented TPA technology. The earliest patent for the TPA technology was issued in 1991 and will expire in 2008 and relates to the initial manufacturing process. The latest patent was issued in 2002 and, under the new patent law, will expire in 2022. The fields in which the Company intends to sell its products are highly competitive and intensive research and development is always being undertaken by governmental entities, educational institutions and private enterprises with respect to products having practical effects such as those of certain of the Company's products. Competitive products may be introduced by third parties or competing materials based on different or new technologies may become commercially available. The Company's competitors may succeed in developing or marketing materials, technologies or products that exhibit superior performance or are more commercially desirable or more cost effective than those developed and marketed by the Company. Any of the foregoing could have a negative affect on the Company's ability to maintain or increase sales revenues without improving its products, developing new products or reducing costs.

         The Company's Limited Experience In Marketing TPA Products May Have A Negative Impact On Its Ability To Increase Sales Revenues. While the Company's sales force has experience in marketing products to agricultural and performance chemicals end users, the Company has limited experience in marketing and selling the thermal polyaspartates products. To market its products effectively, the Company will be required to develop an expanded marketing and sales force that can effectively demonstrate the advantages of, and recommended methods and rates of application for, the TPA product applications. The crop nutrition products will also rely heavily on the availability of recommendations of prior users. In the performance chemicals field, the Company currently sells certain of its TPA products to companies that typically blend its TPA products as an ingredient with their own products and then sell the resulting blended product to other companies. The Company's future success will depend in part on the continued relationships with distributors, its ability to enter into other similar arrangements, the continuing interest of the existing distributors in current and potential product applications and, eventually, the distributors' success in marketing and willingness to purchase the Company's products.

         Currently, the Company has no formal purchasing arrangements or contracts with customers or distributors. The ordering process for the Company's products begins with the customer submitting a purchase order to the Company's customer service department. The purchase order states the terms of the purchase, such as price, quantities, freight terms and shipping dates. When the purchase order is approved by management, it is confirmed back to the customer, and the order is filled.

         Loss of Key Personnel By The Company Would Have A Material Adverse Effect On Its Business Operations. The Company's principal executive officers, Larry Koskan and Robert Pietrangelo, have an average of over 25 years of collective experience in chemicals research, development and sales. The loss of the services of either one of these executive officers or other key personnel, or the failure of the Company to attract and retain other skilled and experienced personnel on acceptable terms, would have a material adverse effect on the combined company's business operations. There is no key person insurance on either of these executive officers. Both of these executive officers have employment agreements with the Company. Mr. Koskan's contract expires on July 1, 2003 and Mr. Pietrangelo's expires on September 7, 2003, unless extended.

         Because The Company Has A Relatively Small Group Of Customers, The Loss Of Any Single Customer May Have A Material Adverse Effect On Its Results Of Operations, Financial Condition And Business. The Company began commercial sales of its products in 1999. The Company sells its crop nutrition products primarily to agricultural distributors and its performance chemicals products to chemical service companies. While the Company expects to significantly increase its sales in these product lines and to focus its sales efforts on a more specifically targeted group of agriculture and chemical distributors, sales may continue to be concentrated among a relatively small group of customers, though not necessarily those that represented the largest portions of the Company's sales in the past. In 2002, the Company's top three customers based on net sales revenues, Industri Kapital, Baker Hughes Incorporated and Clariant International, Ltd., Switzerland accounted for 29.9%, 22.6% and 4.4% of its net sales revenues, respectively. The loss of any one of these customers would have a material adverse effect on the Company, its results of operations and its financial condition.

         Because The Company's Crop Nutrition Business Is Seasonal, Its Results Of Operations May Vary Significantly From Quarter To Quarter. Demand for the Company's crop nutrition products can be expected to be significantly affected by agricultural conditions, which can be unpredictable and volatile as a result of a number of factors. The most important factors are weather conditions and patterns, current and projected grain stocks and prices, and governmental agricultural policies, including those that directly or indirectly influence the number of acres planted, the level of grain stocks, the mix of crops planted, and crop prices. Because of its dependence on agricultural markets, the crop nutrition business is seasonal and the Company's operating results may vary significantly from quarter to quarter.

         New Environmental Or Other Regulations Could Increase The Company's Operating Costs. Like other manufacturers, the Company is subject to a broad range of Federal, state, local and foreign laws and requirements, including those governing discharges in the air and water, the handling and disposal of solid and hazardous substances and wastes, the remediation of contamination associated with the release of hazardous substances, work place safety and equal employment opportunities. The Company has made expenditures to comply with such laws and requirements. The Company believes, based on information currently available to management, that it is in compliance with applicable environmental and other legal requirements and that the Company will not require material capital expenditures to maintain compliance with such requirements in the foreseeable future.

         Governmental authorities have the power to enforce compliance with such laws and regulations, and violators may be subject to penalties, injunctions or both. Third parties may also have the right to enforce compliance with such laws and regulations. As the Company develops new formulations for thermal polyaspartates products and combines TPA with other products, such as herbicides and insecticides, those products may become subject to additional review and approval requirements governing the sale and use of its products. The Company's manufacturing processes do not currently result in the generation of hazardous wastes. This may not always be the case and material costs or liabilities may be incurred by the Company in the future as a result of the manufacturing operations. It is also possible that other developments, such as additional or increasingly strict requirements of laws and regulations of these types, or enforcement policies thereunder, could significantly increase the Company's costs of operations.

         Personal Injury Or Property Damage Claims Relating To The Company's Products Could Have A Material Adverse Effect On Its Results of Operations And Financial Condition. Products sold by the Company may expose it to potential liability for personal injury or property damage claims relating to the use of those products, particularly if used in a manner not in conformity with the Company's instructions. Although product liability claims historically have not had a material adverse effect on the Company in the past, the Company may be subject to or incur liability for such claims in the future. The Company maintains product liability insurance in amounts that management deems commercially reasonable; however, a significant claim that is uninsured or partially insured could result in loss or deferral of revenues, diversion of resources, or damage to the Company's reputation, any of which could have a material adverse effect on the Company's business, operating results, and financial condition.

         If The Merger and Restructuring Constitute A Change Of Control Under The Change Of Control Agreements With The Two Principal Executive Officers, Substantial Benefits Could Be Payable Under Such Agreements At Some Time In The Future. The Company has change of control agreements with its two principal executive officers, Larry Koskan and Robert Pietrangelo, which provide that if there is a change of control of Donlar and the executive officer is subsequently terminated without cause or resigns for good reason within the applicable time periods provided in the agreements, the executive officer would be entitled to substantial severance benefits. Under the agreements, the approval of the merger of Biosyntrex and Donlar by the Donlar shareholders may be deemed to have constituted a change of control. Mr. Koskan has waived any rights he may have under his agreement as a result of the merger. Mr. Pietrangelo has declined Donlar's request for a similar waiver. In the event the merger constitutes a change of control and Mr. Pietrangelo is terminated without cause or resigns for good reason within the applicable time periods provided for in his change of control agreement, based on his current salary, Mr. Pietrangelo would be entitled to benefits currently valued by the Company at approximately $670,000.


ITEM 2. DESCRIPTION OF PROPERTIES

         The Company constructed a TPA manufacturing facility in Peru, Illinois on a 40 acre parcel purchased by the Company in 1996. This 50,000 square foot facility currently contains one chemical reactor. The facility is large enough to accommodate additional reactors and may be expanded modularly without substantial engineering or technical expenses or delays. The Peru facility is strategically located near barge, rail and road transportation facilities. The Company conducts its manufacturing operations in the Peru, Illinois plant. The Peru facility is subject to a mortgage under a Bridge and Consolidated Term Loan Agreement with Tennessee Farmers Life Insurance Company.

         The Company's administrative offices and laboratory are in an approximately 6,700 square foot office and laboratory space in Bedford Park, Illinois which is leased from the Illinois Institute of Technology. The lease is currently on a month-to-month basis. The monthly lease obligation is $9,000.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Biosyntrex's common stock was listed on the National Association of Securities Dealers Automated Quotation ("Nasdaq") SmallCap Market under the primary symbol "BIME." On November 27, 2000, Biosyntrex's common stock was delisted from the Nasdaq SmallCap Market and was subsequently quoted on the NASD over-the-counter bulletin board under the symbol "DBSY.OB" As a result of the merger of Biosyntrex and Donlar, which was effective on March 5, 2003, Biosyntrex's common stock was converted into the right to receive newly issued shares of common stock of Donlar, the surviving corporation in the merger. The Donlar common stock issued in the merger trades over-the-counter on the "Grey Market" under the symbol "DLRC." Grey Market trades are reported to the NASD so that investors can track price and volume amounts; however, bids and offers are not collected in a central spot so "best execution" of orders is difficult. The following table contains information about the range of high and low bid prices for the Biosyntrex common stock for each full quarterly period within the two most recent fiscal years, based upon quotations on the NASD over-the-counter bulletin board (and giving effect to all stock splits occurring during such period or prior to the issuance of this report):

            Quarter Ended                           High(1)       Low(1)
            -------------                           -------      -------
         December 31, 2002                          $  0.14      $  0.06
         September 30, 2002                         $  0.15      $  0.09
         June 30, 2002                              $  0.27      $  0.10
         March 31, 2002                             $  0.50      $  0.18

         December 31, 2001                          $  0.57      $  0.05
         September 30, 2001                         $  0.50      $  0.05
         June 30, 2001                              $  1.42      $  0.46
         March 31, 2001                             $  1.50      $  0.75

----------

(1) The source of these high and low prices was the NASD over-the-counter bulletin board. The high represents the best (highest) price a prospective buyer is prepared to pay that day and the low represents the best (lowest) price at which someone who owns the security offers to sell it.

         The market price of the common stock is subject to significant fluctuations in response to variations in the Company's quarterly operating results, general trends in the market for the Company's products and product candidates, and other factors, over many of which the Company has little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for the Company's common stock, regardless of the Company's actual or projected performance.

         As a result of the merger, each share of Biosyntrex common stock was converted into the right to receive 0.26 shares of Donlar common stock. From March 5, 2003 through March 31, 2003, the Donlar common stock traded on the "Grey Market" at prices ranging from a high of $0.15 to a low of $0.01 per share.

         On March 31, 2003, there were approximately 1,590 holders of record of the Company's common stock.

         As of March 31, 2003, the Company had one series of preferred stock outstanding, that being its Senior Convertible Preferred Stock. There were 19,905,500 shares of Senior Convertible Preferred Stock outstanding convertible into 29,272,794 shares of common stock.


DIVIDENDS

         The Company has never declared or paid cash dividends on its common stock and does not anticipate paying any cash dividend on its common stock in the foreseeable future.


RECENT SALES OF UNREGISTERED EQUITY SECURITIES

         None during the period covered by this report that have not been previously reported.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of Donlar's financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report. See Item 7. - "Financial Statements."

OVERVIEW

         From 1997 until November of 2000, Donlar's former subsidiary, Biosyntrex, was primarily engaged in the distribution and sale of nutritional and nutraceutical products. Biosyntrex's principal products were biologic nutraceutical supplements and sports and nutrition bars. Donlar's businesses, discussed below, were the development and sale of products in the performance chemicals and agricultural markets. As a result of the transactions that were completed in 2000 and in early 2001, all of the operational activities and businesses of Donlar were transferred to Biosyntrex and Donlar became a holding company for the Biosyntrex common stock that it owned. The former Donlar businesses became Biosyntrex's principal businesses and Biosyntrex began phasing out its nutritional and nutraceutical business. As a result of the merger of Donlar and Biosyntrex in March 2003, all of Biosyntrex's businesses are now conducted by Donlar. Donlar's marketing, sales, distribution and administrative operations are conducted from Donlar's headquarters in Bedford Park, Illinois, and its manufacturing operations are conducted from Donlar's Peru, Illinois facility.

         Donlar's, and formerly Biosyntrex's, businesses are conducted through two product lines:

         o    BioPolymers (performance chemicals business); and

         o    AgriSciences (agricultural business).

         The Company's current business is the production and marketing of products initially developed by Donlar. Historically, Donlar began as a research and development company to exploit the possibilities of developing, manufacturing and marketing a new family of biodegradable polymers known as thermal polyaspartates (TPA). Although there was no market at the time of Donlar's inception for a new so-called "green chemistry," Donlar concluded that a market would develop if the technology and products were available. It also determined that the development of this technology and market would also require substantial capital.

         It took about ten years and the use of extensive capital to reach the point of commercialization whereby the Company's products and markets are protected by a global intellectual property portfolio of patents. The products are manufactured in a modern plant capable of producing high quality products at low cost and are sold in a marketplace where the Company's TPA products can compete on a cost/performance basis with conventional chemicals.

         As a result of this historical development, the Company's revenues from the sale of its products increased from approximately $1.4 million in 2000 to $2.4 million in 2001 to $3.6 million in 2002. Commercialization of the products began approximately three years ago focusing on the building of three market's in oil production, agriculture and detergents.

CRITICAL ACCOUNTING POLICIES

         INVENTORIES

         Inventories are stated at the lower of cost or market value, using the first-in, first-out method.

         PROPERTY, PLANT AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property, plant and equipment are reflected in operations.

         The Company assesses the recoverability of its property, plant and equipment whenever adverse events or changes in circumstances or business climate indicate that expected future undiscounted cash flows or their fair value may not be sufficient to support recorded cash flows or their fair value may not be sufficient to support recorded property, plant and equipment. If impairment exists, the carrying amount of property, plant and equipment will be reduced to net realizable value.

         EARNINGS PER COMMON, COMMON EQUIVALENT AND REVERSE STOCK SPLITS

         The computation of basic earnings per common share is based on the weighted average number of common shares outstanding during the year.

         The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the year plus common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive.

         Preferred stock dividends and the impact of beneficial conversion premiums increase the net loss attributable to common stockholders for purposes of computing the net loss per common share.

         At December 31, 2002, there were 39,573 shares of Biosyntrex preferred stock outstanding, convertible into 235 shares of common stock.

         REVENUE RECOGNITION

         In accordance with SAB 101, sales of product are recognized upon shipment of the product, which is when title transfers to the customer. The Company maintains reserves for potential losses on receivables from its customers, and such losses have generally not exceeded management's expectations. Revenue by product type for the years ended December 31, 2002 and 2001 was: Agricultural - $425,870 and $238,935; Biopolymer - $2,173,284 and
$1,812,331; and Nutriceutical - $234,089 and $301,568.

         RESEARCH, AND DEVELOPMENT  EXPENSES

         Research, and development expenses include amounts paid to third-party and related-party consultants for marketing, investment banking, and other business advisory services, as well as costs related to the Company's nutraceutical product research and development activities. Costs associated with research and development of new products are expensed as incurred.

YEAR-END RESULTS OF OPERATIONS

         During the year ended December 31, 2002, Donlar had revenues of $3,584,572, compared to $2,352,834 for the year ended December 31, 2001. The increase in revenues was due to growth in the BioPolymers product line from both new and existing customers and new products. Approximately $80,000 is related to new customers, approximately $11,000 is related to new products and approximately $1,162,000 is related to additional business from the established customer base. These increases are offset by a slight decrease in sales of agricultural products.

         Cost of revenue was $2,940,010 in 2002, compared to cost of revenue of $2,639,022 in 2001. This increase was due to the increased sales in 2002, offset by decreased staff in the manufacturing area, as well as other cost reductions at the manufacturing facility in Peru, Illinois for plant supplies, plant repairs and equipment rental.

         Research and development cost decreased from $821,414 in 2001 to $537,395 in 2002 due to a reduction in research projects undertaken and a related reduction in staffing levels for research.

         Selling, general and administrative expenses decreased from $7,054,783 in 2001 to $2,175,717 in 2002. This decrease in 2002 was the result of approximately $3.2 million of expense attributable to common stock and warrants issued to consultants for services in 2001, a write down of goodwill in 2001 of approximately $1.2 million, a $60,000 reduction in travel expenses and a $417,000 reduction in professional fees.

         Other expense decreased from $13,302,928 in 2001 to $4,986,990 in 2002. This decrease is attributable to a 2001 loss on the repayment of a shareholder receivable, a 2001 write down of investments to market value and a reduction in interest expense from $7.1 million in 2001 to $5.1 million in 2002. This decrease in interest expense was due to a decrease in the amortization of debt discount.

         As a result of the foregoing, and as offset by the acceleration of debt discount amortization related to the debt restructuring, the net loss decreased from $21,465,313 in 2001 to $8,267,660 in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has been unable to finance its operations from cash flows from operating activities. As a result of the recent agreement with certain creditors to restructure principal and interest payments, the Company was able to pay current operating expenses in 2002. As of December 31, 2002, the Company had cash of $102,388. In March of 2002, the Company obtained additional bridge financing in connection with the restructuring of its debt, but has no other plans for its continued financing. The Company did not repay its bridge financing or make other required payments on its restructured debt in March 2003. The payments due Tennessee Farmers in March 2003 consisted of $916,572 in interest and $222,500 in principal due on the restated loans and $188,771 in interest, $42,540 in commitment fee and $1,849,217 in principal due on the bridge financing. The total of the payments due in March 2003 was $3,019,600.

         As a result of the Company's payment default, the entire amount of the Tennessee Farmers debt in the amount of $23,099,010, including accrued interest, is now due and payable. The Company and Tennessee Farmers entered into a forbearance agreement effective as of March 18, 2003 providing that Tennessee Farmers will forbear until May 2, 2003 from exercising any of its rights and remedies against the Company and its property, subject to the terms and conditions of the forbearance agreement.

         Because the Company has not obtained an extension from Tennessee Farmers of the repayment date for the loans or Tennessee Farmers agreement to convert the loans to Company common stock, the Company is actively seeking to sell the Company or to find a source of private equity financing or a merger or other strategic partner.

         The Company reduced its cash flows used in operations from $1,773,455 in 2001 to $1,134,309 in 2002, due to the continued effort to reduce costs and the increased revenue during 2002. The Company has been able to decrease its inventory levels by approximately $912,000 from 2001. In addition, it has increased its accrued liabilities by approximately $959,000, primarily as a result of not paying interest in cash and recording it as accrued interest.

         Cash flows used in investing activities decreased to $68,393 in 2002 from $100,329 during 2001. This is due to the Company limiting its capital expenditures during 2002.

         Cash flows provided by financing activities increased from $1,001,095 during 2001 to $1,301,294 during 2002. This increase is due to the Tennessee Farmers bridge loan.

         The audited consolidated financial statements of the Company for 2002 have been prepared on the assumption that it will continue as a going concern. The Company's independent public accountants have issued their report dated March 21, 2003, that includes an explanatory paragraph stating that the Company's recurring losses and default on the Tennessee Farmers' loan, among other things, raise substantial doubt about the Company's ability to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

         Index to Consolidated Financial Statements:

           Report of Independent Certified Public Accountants ..........   F-1

           Consolidated Balance Sheet as of December 31, 2002 ..........   F-2

           Consolidated Statements of Operations for the Years Ended
           December 31, 2002 and 2001 ..................................   F-3

           Consolidated Statement of Shareholders' Deficit for the
           Years Ended December 31, 2002 and 2001 ......................   F-4

           Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2002 and 2001 ..................................   F-5

           Notes to Consolidated Financial Statements ..................   F-7

ITEM 8. CHANGES OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table lists the persons currently serving as executive officers and directors of the Company.


    NAME                        AGE   POSITION
    ----                        ---   --------
    Larry P. Koskan             60    Chief Executive Officer, President and
                                      Chairman of the Board, November 2000 to
                                      present; Chief Financial Officer, February
                                      2003 to present

    Joel H. Lurquin             36    Controller and Treasurer, November 2000 to
                                      present

    NAME                        AGE   POSITION
    ----                        ---   --------
    Robert P. Pietrangelo       62    Vice President, November 2000 to present;
                                      Chief Operating Officer, July 2001 to
                                      present

    Edward T. McCormick(1)(2)   45    Director

    Dr. Robert G. Martin(2)     61    Director

    Dean R. Kleckner(1)(2)      71    Director

(1)  Member of Audit Committee. Mr. McCormick is chairman of the committee.

(2)  Member of Compensation Committee. Dr. Martin is chairman of the committee.

         Larry P. Koskan, Donlar's founder, has served as a director, President and Chief Executive Officer of Donlar since its inception in 1990, and as Chairman of the Board of Donlar since 1992. Mr. Koskan held the same positions at Biosyntrex from November 2000 until the merger of Biosyntrex and Donlar in March 2003. Since February 2003, Mr. Koskan has served as Chief Financial Officer. Prior to founding Donlar, Mr. Koskan held several research and development and manufacturing positions during a 23 year career with Nalco Chemical Company. As Corporate Research Development Director for Nalco, his duties included establishing large-volume market opportunities for innovative, specialty polymers. He also served as Vice President of Research and Development of Nalco's Water and Waste Treatment Division. Mr. Koskan holds a B.S. in Education and Chemistry from the University of Kansas and an M.S. in Organic Chemistry from Loyola University of Chicago and is the inventor or co-inventor of over 20 U.S. patents.

         Robert P. Pietrangelo joined Donlar in April 1997 as its Vice President, Sales and Marketing of the Performance Chemicals Division and in October 1997 was named President of that division. Mr. Pietrangelo assumed the same positions with Biosyntrex in November 2000. In July of 2001, he was appointed Chief Operating Officer of Donlar and Biosyntrex. Prior to joining Donlar, Mr. Pietrangelo held various management positions in the performance chemicals industry, including marketing manager with CPS Chemical (1989 to 1996) and Strategic Business Unit Manager with Rohm & Haas Company (1984 to 1989). Mr. Pietrangelo has a B.A. in Chemistry and Mathematics from LaSalle University and an M.B.A. in Marketing and Finance from Drexel University.

         Joel H. Lurquin joined Donlar in 1995 as Controller. Mr. Lurquin assumed the same position with Biosyntrex in November 2000. Prior to joining Donlar, Mr. Lurquin was a senior auditor with Bansley and Kiener, Certified Public Accountants. He has a B.S. in Accounting from DePaul University.

         Edward T. McCormick joined the board of directors in April 2003. Mr. McCormick is a partner with the audit and accounting firm of Mulcahy Pauritsch Salvador & Co., Ltd. He joined the firm in 1982 and was named partner in 1986. He currently is an audit partner with the firm. Mr. McCormick is a certified public accountant in the State of Illinois, a graduate of Illinois State University, a member of the American Institute of Certified Public Accountants and the Illinois CPA Society.

         Dr. Robert G. Martin has served as a director of Donlar since June 1992 and as a director of Biosyntrex from November 2000 until the merger of Donlar and Biosyntrex in March 2003. Dr. Martin, a cataract surgeon, has been a principal of Carolina Eye Associates, a 15-office ophthalmic practice, since 1977. He is Chairman of the Board of the Society for Excellence in Eye Care and past president of the American Board of Eye Surgery. Dr. Martin holds a B.S. in Chemistry and an M.D. from the University of North Carolina at Chapel Hill.

         Dean R. Kleckner has served as a director of Donlar since November 3, 2000 and as a director of Biosyntrex from November 2000 until the merger of Donlar and Biosyntrex in March 2003. He has been a President of the American Farm Bureau Federation since 1986. Mr. Kleckner also operates a 350-acre corn, soybean and hog farm in Iowa.

         No family relationships exist between or among any of the Company's officers and directors.

BOARD OF DIRECTORS COMMITTEES

         The Board of Directors has established a Compensation Committee and an Audit Committee.

Compensation Committee

         The Compensation Committee makes recommendations to the Board of Directors with respect to the compensation of management employees and administers plans and programs relating to employee benefits, incentives and compensation. The Compensation Committee also determines the persons to receive options under the Company's stock option plans and the number of options to be granted.

Audit Committee

         The Audit Committee makes recommendations to the Board of Directors with respect to the engagement of the Company's independent public accountants and reviews the scope and effect of the audit engagement.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the 1934 Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company's common stock and other equity securities. Officers, directors and greater than 10% shareholders are required by SEC Regulations to furnish the Company with copies of all
Section 16(a) reports they file. Based solely upon a review of the copies of such reports furnished to the Company, the Company believes that there was compliance for the year ended December 31, 2002 with all Section 16(a) filing requirements applicable to the Company's greater than 10% beneficial owners.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the annual and long-term compensation in fiscal years 2002, 2001 and 2000 for the Company's Chief Executive Officer and Chief Operating Officer. The Company's current Chief Executive Officer and Chief Operating Officer held those same positions with Biosyntrex prior to the effective date of the merger, March 5, 2003. The information in the table is based on these officers' compensation from Biosyntrex.

                           Summary Compensation Table

                                               Annual Compensation                          Long Term Compensation
                                                                                               Awards                    Payouts
           (a)                 (b)         (c)        (d)         (e)            (f)            (g)        (h)            (i)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Securities
                                                                 Other        Restricted    Underlying
                                                                Annual      Stock Options/      LTIP                    All Other
Name and Principal position    Year       Salary     Bonus   Compensation       Awards      SARs(#)(3)   Payouts($)  Compensation($)
---------------------------    ----      --------    -----   ------------   --------------  ----------   ----------  ---------------
Larry P. Koskan                2002      $235,998     -0-         -0-            -0-             -0-         -0-            -0-
  President and Chief          2001      $159,623     -0-         -0-            -0-             -0-         -0-            -0-
  Executive Officer            2000(1)   $ 30,833     -0-         -0-            -0-             -0-         -0-            -0-

Robert P. Pietrangelo          2002      $212,952     -0-         -0-            -0-             -0-         -0-            -0-
   Vice President and          2001      $161,367     -0-         -0-            -0-         500,000         -0-            -0-
   Chief Operating
   Officer

Michael G. Acton               2000(2)   $100,000     -0-         -0-            -0-             -0-         -0-        $20,000(4)
   Chief Executive
   Officer

(1)  Mr. Koskan replaced Mr. Acton on November 3, 2000 as Chief Executive
     Officer.

(2)  Ended September 30th of each of the fiscal years indicated.

(3) All options, warrants and other rights to obtain common stock of Donlar or Biosyntrex issued or granted prior to the merger were cancelled in the merger.

(4) Represents fair market value of 8,000 shares of common stock of Biosyntrex granted to Mr. Acton on December 22, 1999.

STOCK PLANS

         As of December 31, 2002, 1,325,000 shares of Biosyntrex's common stock were subject to options and issuable upon exercises of options granted under the 2001 Equity Incentive Plan. All options to purchase Biosyntrex common stock were cancelled as part of the merger between Biosyntrex and Donlar that was effective on March 5, 2003.

OPTION GRANTS IN FISCAL YEAR 2002

         There were no options granted during 2002.

         As part of the merger, all options previously granted were cancelled. It is anticipated that new options will be issued by the Company to replace cancelled options.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE

         The following table sets forth information with respect to the exercise of stock options by each named executive officer during the fiscal year ended December 31, 2002, as well as the aggregate number and value of unexercised options held by such officers on December 31, 2002:

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-end Option Value

                                                                  Number of securities       Value of Unexercised
                                                                  Underlying                 In-the-Money
                                                                  Unexercised options        Options at December
                                                                  At December 31, 2002(#)    31, 2002($)
                        Shares Acquired                           Exercisable/               Exercisable/
Name                    On Exercises(#)(1)   Value Realized($)    Unexercisable              Unexercisable(2)
----                    ------------------   -----------------    -----------------------    --------------------
Robert P. Pietrangelo           -0-                -0-                 -0-/500,000               $-0-/$70,000

     (1) All share amounts and exercise prices were adjusted to reflect all stock splits prior to the issuance of this report.

     (2) At December 31, 2002, the average of the closing bid and ask prices for Biosyntrex's common stock was $0.10.

COMPENSATION OF DIRECTORS

         Members of the Board of Directors who are not directly or indirectly employed by the Company have their expenses reimbursed in connection with attending meetings of the Board of Directors. In addition, during 2001 options were granted to Dean Kleckner and Robert Copper to purchase 50,000 and 100,000 shares of Biosyntrex common stock, respectively, at an exercise price of $0.20, for their service on the board. These options were cancelled as part of the merger transaction.

EMPLOYMENT CONTRACTS

         Biosyntrex entered into an employment agreement dated September 7, 2001, with Robert P. Pietrangelo to serve as chief operating officer of Biosyntrex. The employment agreement is for a two year term, automatically renewing for an additional three years if sales exceed expenses before the conclusion of the second year. Under the employment agreement, Mr. Pietrangelo is paid an annual base salary of $160,000, subject to annual increases at the discretion of the board of directors, and is entitled to receive for 2001 (i) an option to purchase 500,000 shares of Biosyntrex's common stock at $0.20 per share vesting in equal annual increments over five years and (ii) an option to purchase an additional 500,000 shares of Biosyntrex's common stock at $0.20 per share immediately vested in full if Biosyntrex achieves $2.0 million in sales in 2001 and Biosyntrex's sales exceed expenses by December 31, 2001. The options issued to Mr. Pietrangelo were cancelled as part of the merger transaction. The condition for the issuance of the additional option was not satisfied. All salary increases have been approved by the Board of Directors.

         Donlar entered into an employment agreement dated July 1, 1996, with Larry Koskan to serve as President and Chief Executive Officer of Donlar. Mr. Koskan's employment by the Company has continued under the terms of the Donlar employment agreement. The employment agreement was for an initial five year term and has been extended for an additional two years. Under the employment agreement, Mr. Koskan is paid an annual base salary of $185,000 which amount may be increased from time to time by the Compensation Committee of the Board of Directors. Mr. Koskan is further entitled to full compensation during any period or periods of disability not exceeding two years in the aggregate and a term life insurance policy in the face amount of $500,000 throughout the term of his employment. If Mr. Koskan's employment is terminated involuntarily as defined in his employment agreement, then Mr. Koskan is entitled to severance pay in a lump sum amount equal to his base compensation for the twenty-four months immediately preceding the termination. All salary increases have been approved by the Board of Directors.

         The foregoing employment agreements are continued in effect with the Company subsequent to the merger of Biosyntrex and Donlar.

REPORT ON REPRICINGS OF OPTIONS/SARS

         None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

         To the Company's knowledge, the following table sets forth information regarding ownership of the Company's outstanding common stock on March 31, 2003 by beneficial owners of more than 5% of the outstanding shares of common stock.

                                              AMOUNT AND
                                               NATURE OF
                                             COMMON STOCK
                                              BENEFICIAL
  NAME AND ADDRESS OF BENEFICIAL OWNER       OWNERSHIP(1)       PERCENT OF CLASS
  ------------------------------------       -------------      ----------------
Tennessee Farmers Life Insurance Company     37,268,544(2)           67.56%
816 South Garden Street,
Columbia, Tennessee

Dr. Robert Martin                            22,423,234(3)           57.45%
c/o Carolina Eye Associates,
2170 Midland Road,
South Pines, North Carolina

Willis Stein & Partners, L.P.                14,235,294(4)           41.83%
227 West Monroe, Suite 4300,
Chicago, Illinois

Larry P. Koskan                               2,301,821(5)           11.1%
6502 South Archer Avenue,
Bedford Park, Illinois

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date on which beneficial ownership is calculated, upon the exercise of options or warrants or otherwise. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants, or other rights to acquire shares, held by such person (but not those held by any other person) and exercisable within sixty (60) days from the date hereof have been fully exercised. Percentages are calculated based on 20,793,360 shares of common stock outstanding as of March 31, 2003 (as adjusted for shares deemed to be beneficially owned by such shareholder).

(2) Includes 1,626,308 shares of common stock to be issued to Tennessee Rural Health Improvement Association as part of the restructuring, 1,271,749 shares of common stock issuable to Tennessee Rural Health Improvement Association in the merger in exchange for the 2,610,012 shares of Donlar common stock that it owned and the 34,370,487 shares of common stock issuable to Tennessee Farmers Life Insurance Company upon conversion of its loans to the Company.

(3) Includes 1,187,940 shares issuable to Dr. Martin in the merger in exchange for the 4,569,000 shares of Biosyntrex common stock that he owned and 5,000,000 shares, a warrant to purchase 3,000,000 shares and the Senior Convertible Preferred Stock (convertible into 13,235,294 shares of common stock), each issued to Dr. Martin as part of the restructuring.

(4) Includes 1,000,000 shares of common stock to be issued to Willis Stein & Partners, L.P. and a total of 9,000,000 shares of Senior Convertible Preferred Stock (convertible into 13,235,294 shares of common stock) to be issued to Willis Stein & Partners, L.P. and its affiliate, Star Polymers, L.L.C., as part of the restructuring.

(5) Represents 2,301,821 shares of common stock. This does not include: 1,772 shares of common stock held in the name of Brett Koskan; 974,516 shares of common stock held in the name of the Koskan Children Trust; 4,619 shares of common stock held in the name of Christine R. Fenlon; 6,568 shares of common stock held in the name of Elizabeth P. Koskan; 1,407,556 shares of common stock held in the name of Jerilyn Koskan; 5,594 shares of common stock held in the name of Kayleigh Koskan; 5,594 shares of common stock held in the name of Margaret K. Brody; 1,772 shares of common stock held in the name of Mikayla Koskan-Brody; and 4,619 shares of common stock held in the name of Patrick D. Koskan.

         To the Company's knowledge, the following table sets forth information regarding beneficial ownership of the Company's outstanding equity securities on March 31, 2003 by all directors, each of the "named executive officers" and all directors and "named executive officers" as a group.

                                                                    AMOUNT AND
                                                                     NATURE OF
                                 AMOUNT AND                           SENIOR
                                  NATURE OF                         CONVERTIBLE
                                COMMON STOCK                     PREFERRED STOCK
NAME AND ADDRESS OF              BENEFICIAL           PERCENT       BENEFICIAL          PERCENT
 BENEFICIAL OWNER               OWNERSHIP(1)          OF CLASS     OWNERSHIP(1)         OF CLASS
-------------------             ------------          --------   ---------------        --------
Dr. Robert Martin               22,423,234(3)          57.45%      9,000,000(3)          45.21%

Larry P. Koskan                  2,301,821(5)           11.1%             --                --

Dean R. Kleckner                     2,600                 *              --                --

Robert Pietrangelo                   8,569                 *              --                --

Edward T. McCormick                     --                --              --                --

Joel Lurquin                            --                --              --                --

All Directors and Executive     24,736,224              65.0%      9,000,000             45.21%
Officers as a Group(6)

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date on which beneficial ownership is calculated, upon the exercise of options or warrants or otherwise. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants, or other rights to acquire shares, held by such person (but not those held by any other person) and exercisable within sixty (60) days from the date hereof have been fully exercised. Percentages are calculated based on 20,793,360 shares of common stock and 19,905,500 shares of Senior Convertible Preferred Stock outstanding as of March 31, 2003 (as adjusted for shares deemed to be beneficially owned by such shareholder).

(2) Includes 1,187,940 shares issuable to Dr. Martin in the merger in exchange for the 4,569,000 shares of Biosyntrex common stock that he owned and 5,000,000 shares, a warrant to purchase 3,000,000 shares and the Senior Convertible Preferred Stock (convertible into 13,235,294 shares of common stock) each issued to Dr. Martin as part of the restructuring.

(4) Includes 1,000,000 shares of common stock and 9,000,000 shares of Senior Convertible Preferred Stock (convertible into 13, 235,294 shares of common stock) issued to Willis Stein & Partners, L.P. or its affiliate, Star Polymers, L.L.C. as part of the restructuring.

(5) Represents 2,301,821 shares of common stock. This does not include: 1,772 shares of common stock held in the name of Brett Koskan; 974,516 shares of common stock held in the name of the Koskan Children Trust; 4,619 shares of common stock held in the name of Christine R. Fenlon; 6,568 shares of common stock held in the name of Elizabeth P. Koskan; 1,407,556 shares of common stock held in the name of Jerilyn Koskan; 5,594 shares of common stock held in the name of Kayleigh Koskan; 5,594 shares of common stock held in the name of Margaret K. Brody; 1,772 shares of common stock held in the name of Mikayla Koskan-Brody; and 4,619 shares of common stock held in the name of Patrick D. Koskan.

* Less than 1%

The following table sets forth securities authorized for issuance under equity compensation plans that have been previously approved by security holders and not previously approved by security holders.

                            Equity Compensation Plans

                                                                                   NUMBER OF SECURITIES
                                NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE     REMAINING AVAILABLE
                                 ISSUED UPON EXERCISE OF      EXERCISE PRICE OF    FOR FUTURE ISSUANCE
                                   OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,       UNDER EQUITY
      PLAN CATEGORY                WARRANTS AND RIGHTS       WARRANTS AND RIGHTS    COMPENSATION PLANS
      -------------             --------------------------  --------------------   --------------------
EQUITY COMPENSATION PLANS               1,874,509                   1.37                 125,491
APPROVED BY SECURITY HOLDERS

EQUITY COMPENSATION PLANS NOT              N/A                       N/A                   N/A
APPROVED BY SECURITY HOLDERS

TOTAL                                   1,874,509                   1.37                 125,491

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Tennessee Farmers Life Insurance Company, Willis Stein & Partners, L.P., Star Polymers, L.L.C. and Dr. Robert Martin entered into a series of agreements with the Company as part of the restructuring plan. The restructuring plan and the agreements are described above under "Item 1. Description of Business. Restructuring Plan."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Documents filed as part of this Form 10-KSB:

             1. Financial Statements (included in Part II, Item 7)

                Report of Independent Certified Public Accountants

                Consolidated Balance Sheet as of December 31, 2002

                Consolidated Statements of Operations for the Years Ended December 31, 2002 and 2001

                Consolidated Statement of Shareholders' Deficit for the Years Ended December 31, 2002 and 2001

                Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001

                Notes to Consolidated Financial Statements

             2. Financial Statement Schedules: Financial statement schedules have been omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

             3. Exhibits: The following Exhibits are filed with this Form
                10-KSB:

                Exhibit No.       Description of Exhibit

                  2.1$$$ Stock Purchase Agreement, dated as of August 7, 2000, between Biosyntrex Systems, Inc. and Donlar Corporation.

                  2.2$$$ Asset Purchase Agreement, dated as of August 7, 2000, between Biosyntrex Systems, Inc. and Donlar Corporation.

                  3.1+            Amended and Restated Articles of Incorporation

                  3.2+            Amended and Restated Bylaws (adopted March 22,
                                  1996)

                  3.3+ Certificate and Statement of Determination of Rights and Preferences of Series A 10% Cumulative Convertible Preferred Stock

                  3.4+ Certificate and Statement of Determination of Rights and Preferences of Series B 10% Cumulative Convertible Non-Voting Preferred Stock

                  3.5+ Certificate and Statement of Determination of Rights and Preferences of Series D 8% Cumulative Convertible Non-Voting Stock

                  3.6+ Certificate of Amendment to the Designation of Rights and Preferences Related to Series A 10% Cumulative Convertible Preferred Stock

                  3.7+ Certificate and Statement of Determination of Rights and Preferences of Series C 8% Cumulative Convertible Non-Voting Preferred Stock

                  3.8++ Certificate and Statement of Determination of Rights and Preferences of Series E, 8% Cumulative Convertible Preferred Stock

                  3.9++ Certificate of Amendment of Determination of Rights and Preferences of Series F, 8% Cumulative Convertible Preferred Stock

                  3.10++ Amendment to Determination of Rights and Preferences of Series F Preferred

                  3.11++ Certificate and Statement of Determination of Rights and Preferences of Series G, 8% Cumulative Preferred Stock

                  3.12++ Amendment to Designation of Rights and Preferences of Series G Preferred

                  3.13++ Certificate and Statement of Determination of Rights and Preferences of the Series J, 8% Cumulative Convertible Preferred Stock

                  4.1**           Form of Common Stock Certificate

                  4.3** Form of Series A 10% Cumulative Convertible Preferred Stock Certificate

                  4.4* Form of Series B 10% Cumulative Convertible Preferred Stock Certificate

                  4.5# Form of Series D 8% Cumulative Convertible Preferred Stock Certificate

                  4.6+ Form of Series C 8% Cumulative Convertible Preferred Stock Certificate

                  4.7++           Form of Series E Certificate

                  4.8++           Form of Series F Certificate

                  4.9++           Form of Series G Amendment

                  4.10++          Form of Series J Certificate

                  4.11%% Bridge and Consolidated Term Loan Agreement, dated March 18, 2002, among Biosyntrex, Donlar and Tennessee Farmers Life Insurance Company

                  4.12 Forbearance Agreement, dated as of March 18, 2003, between Donlar and Tennessee Farmers Life Insurance Company

                  10.43*          Office Lease Agreement

                  10.50*          Thomas Q. Garvey, III Indemnification
                                  Agreement

                  10.51* St. Luke's-Roosevelt Hospital Center Statement of Agreement

                  10.52*          Michael G. Acton Agreement

                  10.53*          Frank A. Eldredge Agreement

                  10.54*          James Dalton Agreement

                  10.60#          Amended License Agreement with PTI

                  10.77#          1995 Stock Incentive Plan

                  10.80#          Incentive Stock Option Agreement with Michael
                                  G. Acton (May 4, 1995)

                  10.82#          Amended 1995 Stock Incentive Plan

                  10.83# Non-Qualified Stock Option Agreement with Christopher D. Illick

                  10.84# Schedule Identifying Other Non-Qualified Stock Option Agreements

                  10.85#          Incentive Stock Option Agreement with Frank A.
                                  Eldredge

                  10.86# Schedule Identifying other Incentive Stock option Agreements

                  10.95+ Lease Agreement with Young Electric Sign company

                  10.97+ Form of Registration Rights Agreement (Series C Preferred)

                  10.98+ Form of Investor Questionnaire and Subscription Agreement (Series C Preferred)

                  10.108+         License Agreement with Biomed Patent
                                  Development LLC

                  10.112+ First Amendment to Amended License Agreement with PTI

                  10.113++        Contract with ML Industries

                  10.114++        Contract with Medical Foods, Inc.

                  10.115++        Contract with Harrogate Marketing LLC

                  10.116++        Rockwood Purchase Agreement, as amended

                  10.117+++       Marketing and Consulting Services Agreement
                                  between Biosyntrex Systems, Inc., and
                                  Harrogate Marketing, L.L.C. dated as of August
                                  14, 1999

                  10.118$         Contract with Amerifit Nutrition, Inc.

                  10.119$         License Agreement with Amerifit Nutrition,
                                  Inc.

                  10.120$         Contract with ICN Pharmaceutical

                  10.121$         Schedules to ICN Pharmaceutical Contract

                  10.122$         Non-Competition Agreement with Amerifit
                                  Nutrition, Inc.

                  10.123$$ 1999 Stock Option and Incentive Plan of Biosyntrex effective as of January 1, 1999

                  10.124$$ Form of Incentive Stock Option Grant and Agreement between Biosyntrex and certain directors, officers and employees of Biosyntrex

                  10.125$$ Form of Stock Option Grant and Agreement between Biosyntrex and certain directors, officers and employees of Biosyntrex

                  10.126$$        Form of Stock Award Letter.

                  10.127$$$       Promissory Note in the principal amount of
                                  $1,115,024.80, dated as of August 7, 2000.

                  10.130@ Capital Contribution, Assignment and Assumption Agreement

                  10.131@@        Form of Consulting Agreement with Peter
                                  Frugone

                  10.132@@@       Form of Consulting Agreement with Media
                                  Relations Strategy, Inc.

                  10.133%         Form of 2001 Equity Incentive Plan

                  10.134%% Form of Employment Agreement dated September 7, 2001, between Biosyntrex and Robert P. Pietrangelo

                  10.135%% Form of Employment Agreement dated July 1, 1996, between Donlar and Larry Koskan

                  23.1            Consent of Grant Thornton LLP

----------

     # Incorporated by reference to Biosyntrex's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1995.

     * Incorporated by reference to Biosyntrex's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994.

     ** Incorporated by reference to Biosyntrex's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and the two month period ended November 30, 1993.

     *** Incorporated by reference to Biosyntrex's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

     + Incorporated by reference to Biosyntrex's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.

     ++ Incorporated by reference to Biosyntrex's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

     +++ Incorporated by reference to Biosyntrex's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999.

     $ Incorporated by reference to Biosyntrex's Quarterly Report on Form 10-QSB for the period ended December 31, 1999.

     $$$ Incorporated by reference to Biosyntrex's Registration Statement on Form S-8 filed on February 2, 2000.

     $$$ Incorporated by reference to Biosyntrex's Current Report on Form 8-K filed on August 15, 2000.

     @ Incorporated by reference to Biosyntrex's Current Report on Form 8-K filed on January 22, 2001.

     @@ Incorporated by reference to Biosyntrex's Registration Statement on Form S-8 filed on May 2, 2001.

     @@@ Incorporated by reference to Biosyntrex's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.

     % Incorporated by reference to Biosyntrex's Proxy Statement filed on June 20, 2001.

     %% Incorporated by reference to Biosyntrex's Annual Report on Form 10-KSB filed on April 15, 2002.


     (b) Reports on Form 8-K filed during the last quarter of the period covered by this report.

          None.

ITEM 14. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this Form 10-KSB Report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was performed under the supervision and with the participation of management, including the Company's President and Chief Executive Officer and the Company's Controller.

         Under the rules of the Securities and Exchange Commission, the term "disclosure controls and procedures" means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate to permit management to make timely decisions regarding required disclosure.

         Based on this evaluation, the Company's President and Chief Executive Officer and the Company's controller concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

         A control system, no matter how well-designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                                   Signatures

              Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DONLAR CORPORATION
                                       ------------------
                                          (Registrant)


                                       /s/ Larry P. Koskan
                                       -----------------------------------------
                                       By:   Larry P. Koskan
                                       Its:  President, Chief Executive Officer
                                             and Chief Financial Officer
                                       Date: April 15, 2003

              In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                    Date
---------                                 -----                    ----
/s/ Larry P. Koskan                 Director, Chairman        April 15, 2003
-----------------------------
Larry P. Koskan


/s/ Edward T. McCormick             Director                  April 15, 2003
-----------------------------
Edward T. McCormick


/s/ Dr. Robert G. Martin            Director                  April 15, 2003
-----------------------------
Dr. Robert G. Martin


/s/ Dean R. Kleckner                Director                  April 15, 2003
-----------------------------
Dean R. Kleckner

                                  CERTIFICATION

     I, Larry P. Koskan, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Donlar Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 15, 2003                /s/ Larry P. Koskan
                                     -------------------------------------------
                                     Larry P. Koskan, President,
                                     Chief Executive Officer and Chief Financial
                                     Officer

                                  CERTIFICATION

     I, Joel Lurquin, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Donlar Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: April 15, 2003                  /s/ Joel H. Lurquin
                                       -----------------------------------------
                                       Joel H. Lurquin, Controller

                       DONLAR CORPORATION AND SUBSIDIARIES
                   Index to Consolidated Financial Statements

                                                                          Page
                                                                          ----
Report of Independent Certified Public Accounts                            F-1

Consolidated Balance Sheet as of December 31, 2002                         F-2

Consolidated Statements of Operations for the
Years Ended December 31, 2002 and 2001                                     F-3

Consolidated Statement of Shareholders' Deficit for the
Years Ended December 31, 2002 and 2001                                     F-4

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2002 and 2001                                     F-5

Notes to Consolidated Financial Statements                                 F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
   Donlar Biosyntrex Corporation

We have audited the consolidated balance sheets of Donlar Biosyntrex Corporation and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Donlar Biosyntex Corporation and Subsidiaries as of December 31, 2002, and the consolidated results of their operations, shareholders' deficit and cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note B to the consolidated financial statements, the Company has had substantial recurring losses from operations, is in default on $21,033,352 of loans and has relied upon financing from the sale of its equity securities to satisfy its obligations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to this matter are also described in note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       GRANT THORNTON LLP


Chicago, Illinois
March 21, 2003

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2002
--------------------------------------------------------------------------------

                            ASSETS

Current assets
  Cash                                                            $     102,338
  Receivables, less allowance for doubtful accounts of $6,965           308,520
  Inventories, net                                                      929,816
  Prepaid expenses                                                       31,598
  Other current assets                                                   21,336
                                                                  -------------

        Total current assets                                          1,393,608

Property and equipment, net                                           8,731,397
Other assets                                                            269,398
                                                                  -------------

                                                                  $  10,394,403
                                                                  =============

--------------------------------------------------------------------------------

              LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Current portion of convertible debt                             $  23,991,887
  Payables and accrued expenses                                       8,592,559
  Short term notes payable                                            8,252,507
                                                                  -------------

        Total current liabilities                                    40,836,953

Notes payable                                                         9,000,000

Shareholders' deficit
  Preferred stock, $.0001 par value                                     197,797
  Common stock, $.0001 par value                                             --
  Additional paid-in capital                                         64,839,608
  Stock subscriptions receivable                                        (31,987)
  Accumulated deficit                                              (104,447,968)
                                                                  -------------

        Total shareholders' deficit                                 (39,442,550)
                                                                  -------------

                                                                  $  10,394,403
                                                                  =============


         The accompanying notes are an integral part of this statement.

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------

                                                    2002              2001
                                                ------------      ------------
Revenues                                        $  3,584,572      $  2,352,834

Cost of revenue                                    2,940,010         2,639,022
Research and Development                             537,395           821,414
Selling, general and administrative                2,175,717         7,054,783
                                                ------------      ------------

        Total operating expenses                   5,653,122        10,515,219
                                                ------------      ------------

Loss from operations                              (2,068,550)       (8,162,385)

Other (expense) income
  Interest expense                                (5,112,646)       (7,078,494)
  Write down of investments to market                     --          (864,434)
  Loss on repayment of shareholder receivable             --        (5,360,000)
  Debt conversion expense                           (289,655)               --
  Gain on sale of fixed assets                        74,478
  Other                                              340,833                --
                                                ------------      ------------

        Total other (expense) income              (4,986,990)      (13,302,928)
                                                ------------      ------------

        Net loss before income taxes and
          extraordinary item                      (7,055,540)      (21,465,313)

Provision for income taxes                                --                --
                                                ------------      ------------

        Net loss before extraordinary item        (7,055,540)      (21,465,313)
                                                ------------      ------------

Extraordinary loss on retirement of debt          (1,212,120)               --

                                                ------------      ------------
        Net loss                                $ (8,267,660)     $(21,465,313)
                                                ============      ============

Per common share:
Basic:
  Net loss before extraordinary item                    (.15)             (.48)
  Net loss                                              (.17)             (.48)

Diluted:
  Net loss before extraordinary item                    (.15)             (.48)
  Net loss                                              (.17)             (.48)

Weighted average shares of common stock
  outstanding:
  Basic                                           48,275,579        44,772,087
  Diluted                                         48,275,579        44,772,087


         The accompanying notes are an integral part of this statement.

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


                                                                          Series A               Series B
                                                Common stock           Preferred Stock        Preferred Stock       Additional
                                             Shares       Amount     Shares      Amount      Shares     Amount    paid-in capital
                                          -----------     ------     ------     --------     ------     ------    ---------------
Balance at January 1, 2001                 50,999,500     $   --     39,124     $191,057        449     $6,740     $ 63,543,186

Net loss                                           --         --         --           --         --         --               --

Issuance of warrants for services                  --         --         --           --         --         --          403,900

Issuance of Capital Stock                          --         --         --           --         --         --          714,593

Issuance of stock for services              2,458,079         --         --           --         --         --        2,184,248

Exercise of warrants                          418,000         --         --           --         --         --           49,000

Amortization of deferred compensation              --         --         --           --         --         --               --

Vesting of stock options and warrants                                                                                     1,880

Repayment of shareholder receivable        (8,000,000)                                                               (2,640,000)

Cancellation of stock options                                                                                          (321,400)
                                          -----------     ------     ------     --------     ------     ------     ------------

Balance at December 31, 2001               45,875,579     $   --     39,124     $191,057        449     $6,740     $ 63,935,407

Issuance of stock for services              3,000,000         --         --           --         --         --          955,596

Cancellation of stock options                      --         --         --           --         --         --         (341,050)

Debt conversion expense                            --         --         --           --         --         --          289,655

Amortization of deferred compensation              --         --         --           --         --         --               --

Net loss                                           --         --         --           --         --         --               --

                                          -----------     ------     ------     --------     ------     ------     ------------
Balance at December 31, 2002               48,875,579     $   --     39,124     $191,057        449     $6,740     $ 64,839,608
                                          ===========     ======     ======     ========     ======     ======     ============


                                            Shareholder      Deferred       Accumulated
                                          note receivable  compensation       deficit             Total
                                          ---------------  ------------    -------------      ------------
Balance at January 1, 2001                   $ (31,987)     $(282,708)     $ (74,714,995)     $(11,288,707)

Net loss                                            --             --        (21,465,313)      (21,465,313)

Issuance of warrants for services                   --       (703,125)                --          (299,225)

Issuance of Capital Stock

Issuance of stock for services                      --             --                 --         2,184,248

Exercise of warrants                                --             --                 --            49,000

Amortization of deferred compensation               --        870,625                 --           870,625

Vesting of stock options and warrants                                                                1,880

Repayment of shareholder receivable                                                             (2,640,000)

Cancellation of stock options                                                                     (321,400)
                                             ---------      ---------      -------------      ------------

Balance at December 31, 2001                 $ (31,987)     $(115,208)     $ (96,180,308)     $(32,194,299)

Issuance of stock for services                      --             --                 --           955,596

Cancellation of stock options                       --             --                 --          (341,050)

Debt conversion expense                             --             --                 --           289,655

Amortization of deferred compensation               --        115,208                 --           115,208

Net loss                                            --             --         (8,267,660)       (8,267,660)

                                             ---------      ---------      -------------      ------------
Balance at December 31, 2002                 $ (31,987)     $      --      $(104,447,968)     $(39,442,550)
                                             =========      =========      =============      ============


         The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------

                                                                       2002              2001
                                                                    -----------      ------------
Cash flows from operating activities
  Net loss                                                          $(8,267,660)     $(21,465,313)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                                   1,089,730         1,289,712
      Compensation expense related to options and warrants               40,825         2,848,353
      Repayment of shareholder receivable                                    --         5,360,000
      Gain on sale of fixed assets                                      (74,478)               --
      Debt conversion expense                                           289,655                --
      Interest expense related to amortization of debt discount       1,194,751         3,414,664
      Write-down of goodwill                                                 --         1,189,923
      Write-down of investment to market                                     --           864,434
      Extraordinary loss on early debt extinguishment                 1,212,120                --
      Change in assets and liabilities
        Receivables                                                     196,393          (310,621)
        Inventories                                                     912,428           848,769
        Prepaid expenses and other assets                                62,642           211,816
        Payables and accrued expenses                                 2,209,285         3,974,808
                                                                    -----------      ------------

          Net cash used in operating activities                      (1,134,309)       (1,773,455)

Cash flows from investing activities
  Purchase of property and equipment                                   (172,335)         (100,329)
  Proceeds from sale of property and equipment                          103,942                --
                                                                    -----------      ------------

          Net cash used in investing activities                         (68,393)         (100,329)

Cash flows from financing activities
  Principal repayments of convertible notes                                  --          (135,498)
  Proceeds from convertible debt                                      1,849,217
  Deferred financing costs                                             (295,923)
  Proceeds from notes payable                                            11,000           418,000
  Issuance of common stock                                                   --           714,593
  Proceeds from exercise of warrants                                         --            49,000
  Proceeds from issuance of convertible notes                                --                --
  Principal repayment of notes payable                                 (263,000)          (45,000)
                                                                    -----------      ------------

          Net cash provided by financing activities                   1,301,294         1,001,095
                                                                    -----------      ------------

Net increase (decrease) in cash and cash equivalents                     98,592          (872,689)

Cash at beginning of year                                                 3,746           876,435
                                                                    -----------      ------------

Cash at end of year                                                 $   102,338      $      3,746
                                                                    ===========      ============

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------

                                                           2002         2001
                                                         --------    ----------
                                                                     (Restated)
Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $101,788     $655,457

Other non-cash transactions

In 2001, the Company was forgiven its liability on its line of credit of $75,000 in exchange for related-party notes receivable with a book value of $75,000.

In 2002, the Company exchanged fixed assets with a net book value of $29,464 for payment of rent on its operating facilities, in the amount of $103,942, resulting in a gain of $74,478.


         The accompanying notes are an integral part of this statement.

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Donlar Biosyntrex Corporation ("Donlar Biosyntrex") and subsidiaries (collectively the "Company") manufactures and distributes environmentally friendly biodegradable polymers, known as thermal polyaspartates ("TPA"), in limited quantities, to agricultural and industrial markets. In the agricultural market, the products increase a plant's ability to absorb nutrients more efficiently and have been focused toward winter wheat, corn, cotton and vegetables. In the industrial markets, the products replace nonbiodegradable chemicals, such as polyacrylates, and have been focused toward the oil production, water treatment, detergents and cleaners, and personal care fields. The Company markets these products to distributors and manufacturers primarily in the United States and Europe.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements have been adjusted to reflect the reverse acquisition further described in note C. The transaction was accounted for as a reverse acquisition whereby Donlar Corporation was treated as the accounting acquirer and Donlar Biosyntrex as the acquiree. The financial statements include the activity of both Donlar Biosyntrex and Donlar Corporation.

The consolidated financial statements also include the accounts of Donlar Biosyntrex's wholly-owned subsidiary, Optim Nutrition, Inc. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INVESTMENT IN EQUITY SECURITIES

The Company's investments in equity securities are carried in the financial statements at fair market value. Realized gains and losses, determined using the specific identification method, are included in earnings. At December 31, 2001, the Company wrote down to fair market value certain equity security investments. The write down amounted to $864,434 and was due to a decline in fair value considered to be other than temporary.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates that the fair value of all financial instruments at December 31, 2002, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

INVENTORIES

Inventories are stated at the lower of cost or market value, using the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property, plant and equipment are reflected in operations.

The Company assesses the recoverability of its property, plant and equipment whenever adverse events or changes in circumstances or business climate indicate that expected future undiscounted cash flows or their fair value may not be sufficient to support recorded property, plant and equipment. If impairment exists, the carrying amount of property, plant and equipment will be reduced to net realizable value. As of December 31, 2002, there was no impairment noted.

EARNINGS PER COMMON, COMMON EQUIVALENT AND REVERSE STOCK SPLITS

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding during the year.

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

EARNINGS PER COMMON, COMMON EQUIVALENT AND REVERSE STOCK SPLITS - CONTINUED

The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the year plus common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive. Common stock equivalents not included in the calculation total 1,325,000 shares.

Preferred stock dividends and the impact of beneficial conversion premiums increase the net loss attributable to common stockholders for purposes of computing the net loss per common share.

At December 31, 2002, there were 39,573 shares of Donlar Biosyntrex preferred stock outstanding, convertible into 235 shares of common stock.

GOODWILL

Goodwill was established as a result of the reverse acquisition of Donlar Biosyntrex by Donlar Corporation. Costs associated with the Donlar Corporation purchase of Donlar Biosyntrex were also capitalized. The goodwill was amortized over five years.

The Company assessed the recoverability of the goodwill whenever adverse events or changes in circumstances or business climate indicated that expected future undiscounted cash flows may be sufficient to support recorded goodwill. If impairment exists, the carrying amount of goodwill would be reduced by the estimated shortfall of discounted cash flows. During 2001, the goodwill was determined to be impaired and written down to zero.


REVENUE RECOGNITION

In accordance with SAB 101, sales of product are recognized upon shipment of the product, which is when title transfers to the customer. The Company maintains reserves for potential losses on receivables from its customers, and such losses have generally not exceeded management's expectations. Revenue by product type for the years ended December 31, 2002 and 2001 was: Agricultural - $395,834 and $238,935; Biopolymers - $3,065,298 and $1,812,331; and Nutraceutical - $123,441
and $301,568.

The majority of the Companies receivables are due from Companies in the nutraceutical industry. Receivables are due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts.

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses include amounts paid to third-party and related-party consultants, as well as costs related to the Company's nutraceutical product research and development activities. Costs associated with research and development of new products are expensed as incurred.

ADVERTISING

The Company expenses the cost of advertising when the advertising occurs. For the year ended December 31, 2001, advertising expense totaled approximately $92,000, and is included in other general and administrative expenses in the accompanying statements of operations. There were no advertising expenses in 2002.

INCOME TAXES

The Company recognizes deferred income tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates expected to apply when differences are expected to be settled or realized. All deferred tax assets and liabilities have a full valuation allowance reserved for.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), in accounting for its employee stock options. The Company has adopted the disclosure-only provisions of Financial Accounting Standards No. 123 (SFAS 123). Under APB 25, because the exercise price of the Company's employee stock options approximates the market price of the underlying stock on the date of grant, no compensation expense is recognized. The expense associated with stock options and warrants issued to non-employees and non-directors is reflected in the consolidated financial statements in accordance with SFAS 123. As permitted by SFAS 123, the intrinsic value of compensatory options is reflected in the consolidated financial statements in accordance with APB 25.

The Company has a stock-based employee compensation plan, which is described more fully in Note K. The Company applies APB 25 and related Interpretations in accounting for its plan. Stock expense in 2002 and 2001 is the result of options issued with an exercise price below the underlying stock's market price. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, using the assumptions described in Note K, to its stock-based employee plan.

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


                                                               Years ended
                                                               December 31,
                                                       ----------------------------
                                                          2002             2001
                                                       -----------   --------------
Net loss applicable to common shares - as reported     $(8,267,660)  $  (21,465,313)

Deduct:  Total stock-based employee compensation
    expense determined under fair value based
    method for awards granted, modified, or
    settled
                                                           (30,478)         (34,650)

Net loss applicable to common shares - pro forma        (8,298,138)     (21,499,963)

Basic loss per common share - as reported                     (.17)            (.48)
Basic loss per common share - pro forma                       (.17)            (.48)

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

The Company maintains its cash in bank deposit accounts, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

NEW ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 will be effective January 1, 2003. The new rules apply to all entities that have legal obligations associated with the retirement of a tangible long-lived asset. The entity should recognize a liability for an asset retirement obligation if (a) the entity has a duty or responsibility to settle an asset retirement obligation, (b) the entity has little or no discretion to avoid the future transfer or use of the assets, and (c) the transaction or other event obligating the entity has occurred. The Company does not believe this pronouncement will have a material impact on its financial statements.

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


         Effective January 1, 2002, the Financial Accounting Standards Board issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets" (SFAS 144). Under the provisions of SFAS 144, an entity should recognize an impairment loss if the carrying amount of a long-lived asset or asset group if it is not recoverable and exceeds its fair value. An entity must test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS 144 also includes criteria for classifying a long-lived asset or asset group as held for sale. Assets held for sale must be shown at the lower of its carrying amount or fair value less cost to sell. The adoption of this pronouncement did not have a material impact on the Company's financial statements.

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections" (SFAS 145). Among other provisions, SFAS 145 rescinds FASB Statement 4 "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). Gains and losses from extinguishment of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, the Company anticipates that it will reclassify gains on early extinguishment of debt and related taxes previously recorded as extraordinary items to other income and provision for taxes, respectively.

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS
146). SFAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This pronouncement will become effective as of January 1, 2003 and will impact any exit or disposal activities the Company initiates after that date. The Company does not believe this pronouncement will have a material impact on its financial statements.

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


         In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure: an amendment of FASB Statement 123" (SFAS 148). SFAS 148 provides alternative transition methods for a voluntary change in the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in the interim period financial statements. These provisions of SFAS 148 became effective for financial statements for fiscal years ending after December 15, 2002 and are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company does not believe this pronouncement will have a material impact on its financial statements.

     In January 2003, the Financial Accounting Standards Board issued FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB 51" (FIN
46). FIN 46 is effective immediately for any variable interest entity created after January 31, 2003 and to variable interest entities that an enterprise acquires an interest in after that date. The statement includes disclosure requirements that must be met and may require the reporting entity to consolidate those variable interest entities which meet certain requirements. This pronouncement will become effective as of the first interim or fiscal period beginning after June 15, 2003 and will impact any variable interest entity activities the Company initiates after that date. The Company does not believe this pronouncement will have a material impact on its financial statements.

NOTE B - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2002, the Company had an accumulated deficit of $104,447,968 and has had substantial recurring losses. The consolidated operations of the Company have not achieved profitability and the Company has relied upon financing from the sale of its equity securities and liquidation of other assets to satisfy its obligations. As discussed in Note G under "Tennessee Farmers Loan Default", the Company did not make required payments in March 2003 and is in default on $21,033,352 of loans. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company's ability to continue as a going concern is subject to the attainment of profitable operations, the obtaining necessary funding from outside sources or the sale of the Company, a merger with another company or another strategic transaction. In connection with its restructuring plan, the Company converted approximately $25.26 million in debt into equity in the form of convertible preferred stock. Management's plan with respect to continuing as a going concern includes

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


evaluating new products and markets, minimizing overhead and other costs, and seeking a strategic transaction. However, there can be no assurance that management will be successful.

--------------------------------------------------------------------------------

NOTE C - ACQUISITION

On August 7, 2000, Donlar Corporation entered into an agreement with Donlar Biosyntrex to purchase 427,311 shares of Donlar Biosyntrex common stock, approximately 19.9% of the outstanding shares, in exchange for a $1,115,025, 10% note due December 31, 2000. On November 3, 2000, Donlar Corporation and Donlar Biosyntrex amended this agreement. The restructured transaction took place in three phases. First, Donlar Biosyntrex completed a 1 for 5 reverse split of its common stock. Secondly, Donlar Corporation paid $563,500 in cash as a partial payment on the $1,115,025 million note and received 1,127,000 shares of Donlar Biosyntrex common stock.

Thirdly, Donlar Corporation transferred the exclusive right to distribute and the exclusive right to all future sales from Donlar Corporation's crop nutrition management and oil field products to Donlar Biosyntrex. Donlar Biosyntrex also received the rights to certain research and development activity of Donlar Corporation and $1,850,000 in cash in exchange for issuing 40,152,520 additional shares of Donlar Biosyntrex common stock to Donlar Corporation, so that upon completion of these transactions, Donlar Corporation owned 96% of Donlar Biosyntrex common stock. Donlar Corporation also agreed to transfer to Donlar Biosyntrex the balance of its assets and related liabilities, except for Donlar Corporation's existing patent rights and all intellectual property relating to Donlar Corporation's genetic research activities.

Assets transferred from Donlar Corporation to Donlar Biosyntrex collateralize certain notes payable and convertible debt of Donlar Corporation. In addition, other notes payable, convertible debt and other liabilities will be assumed by Donlar Biosyntrex in the future. Therefore, in accordance with SEC Staff Accounting Bulletin No. 73, such debt has been "pushed down" to Donlar Biosyntrex and is reflected in Donlar Biosyntrex financial statements.

The foregoing transactions represent a change in control of Donlar Biosyntrex, since Donlar Corporation acquired 96% of Donlar Biosyntrex common stock and Donlar Corporation's senior management and Board of Directors succeeded to the same positions at Donlar Biosyntrex. Therefore, the transaction has been accounted for as a reverse acquisition and a purchase of Donlar Biosyntrex by Donlar Corporation. The financial statements include the activity of Donlar Corporation as of and for the year ended December 31, 2000. The financial statements also include the activity of Donlar Biosyntrex subsequent to the date of acquisition, (November 3, 2000). The fair value of the Donlar Corporation assets and businesses transferred to Donlar Biosyntrex was deemed to be more clearly evident than the fair value of the Donlar Biosyntrex business acquired by Donlar Corporation. The measure of the fair value of the Donlar Corporation assets and businesses in this case was 4% of the value of Donlar Corporation's stock. This was based on the amount of control Donlar Corporation gave up in return for the business operations

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


of Donlar Biosyntrex. The fair value (4% of Donlar Corporation) was based on Donlar equity transactions totaling 1,342,084 shares all at $0.77 per share prior to the November 3, 2000 transaction. The purchase price of Donlar Biosyntrex is considered to be the estimated fair value of 4% of Donlar Corporation's stock, or $1,700,000, plus acquisition costs incurred of $338,953. The acquisition price was allocated as follows:

Cash                                    $     1,780
Accounts receivable                          91,214
Inventory                                   168,040
Investments                                 864,434
Other assets                                 38,236
Fixed assets                                125,000
Goodwill                                  1,552,073
Liabilities assumed                      (1,140,777)
                                        -----------
                                        $ 2,038,953
                                        ===========

This was accounted for by the purchase method and the excess of the acquisition price over the fair value of the assets acquired is accounted for as goodwill and was being amortized over five years.

During 2001, the Company determined its goodwill was impaired. This was due to negative cash flows from the above-mentioned acquisition and the decrease in revenue from the product lines included in the purchase. This impairment of $1,189,923 was expensed during the year ended December 31, 2001.

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE D - DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Inventories
   Finished goods                                                   $   753,910
   Raw materials                                                        792,571
   Reserve for obsolescence                                            (616,665)
                                                                    -----------

                                                                    $   929,816
                                                                    ===========

Payables and accrued expenses
   Trade payables                                                   $   295,834
   Accrued interest                                                   6,056,276
   Accrued other                                                      2,240,449
                                                                    -----------

                                                                    $ 8,592,559
                                                                    ===========

--------------------------------------------------------------------------------

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, along with corresponding estimated useful lives, consisted of the following:

                                             Useful
Description                                   Life               Amount
------------------------------             ----------          -----------
Land                                                           $   566,782
Building                                   30 years              5,820,273
Laboratory and plant equipment             5-10 years            7,425,903
Furniture and fixtures                     5-7 years               205,151
Leasehold improvements                     1-4 years                56,008
                                                               -----------
         Total property, plant
             and equipment                                      14,074,117

Less-accumulated depreciation
    and amortization                                             5,342,720
                                                               -----------
          Property, plant and
              equipment, net                                   $ 8,731,397
                                                               ===========

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE F - ACCOUNTS RECEIVABLE

Receivables consist of trade receivables of $315,485, less an allowance for doubtful accounts of $6,965.

Changes in the Company's allowance for doubtful accounts are as follows:

Beginning balance            $ 16,997
    Bad debt expenses              --
    Write-offs                (10,032)
    Recoveries                     --
                             --------
Ending balance               $  6,965
                             --------

--------------------------------------------------------------------------------

NOTE G - NOTES PAYABLE

All of the notes payable mentioned below are the obligations of Donlar Corporation, which have been "pushed down" to Donlar Biosyntrex in connection with the acquisition of Donlar Biosyntrex by Donlar Corporation.

Notes payable consisted of the following:

Short-term notes payable
  Unsecured note payable to shareholder and director of Donlar
     Corporation, due October 31, 2002, bearing interest at
     prime plus 2%. (6.25% at December 31, 2002)                      $3,000,000
  Unsecured note payable to a shareholder and director of Donlar
     Corporation, due September 30, 2002, bearing interest at
     11% per annum, collateralized by a second lien on Donlar
     Corporation's patents                                             5,131,507
  Unsecured note payable to shareholder and director of Donlar
     Corporation, due September 6, 2002, with no stated interest
     rate                                                                 21,000
  Unsecured note payable to shareholder of Donlar Biosyntrex
     due July 17, 2002, with no stated interest rate                      50,000
                                                                      ----------
                                                                      $8,252,507
                                                                      ==========

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


Long-term notes payable

  Notes payable to venture capital shareholders of Donlar
     Corporation $7,000,000 due June 2, 2006, and $2,000,000
     due December 31, 2006, bearing interest at 10% per annum,
     payable quarterly in cash or in kind at Donlar Corporation's option, collateralized by a third lien on Donlar
     Corporation's patents and a second lien on all Donlar
     Biosyntex's assets                                               $9,000,000
                                                                      ----------
                                                                      $9,000,000
                                                                      ==========

As discussed in Note Q, all of the above notes have been cancelled and converted into equity as part of the restructuring plan.

On October 23, 2000, Donlar Corporation issued a note to Dr. Robert G. Martin, a director and shareholder, in the amount of $3,000,000. This note bears interest at prime plus 2% (6.25% at December 31, 2002) and had a maturity date of April 30, 2001. The note was amended and now has a maturity date of September 30, 2002. Donlar Corporation issued Dr. Martin warrants to purchase shares of its common stock at $0.01 a share. The total amount of warrants was equal to 15% of the total common stock of Donlar Corporation (19,558,320 shares) and will be increased to 30% of the total common stock if the note is not paid in full at the maturity date. These warrants have an expiration of December 31, 2006. The value of the warrants was $14,864,323, computed using the Black-Scholes option pricing method. The $3,000,000 proceeds were allocated to the note ($503,798) and paid-in capital for the warrants ($2,496,202) based on the relative fair value of securities issued. This discount will be amortized over the life of the note. As discussed in Note Q, the note and warrants have been cancelled and converted into equity as part of the restructuring plan.

CONVERTIBLE DEBT

All of the convertible notes payable mentioned below are the obligations of Donlar Corporation and are convertible into shares of Donlar Corporation's common or Series A preferred stock. The note payment obligations have been "pushed down" to Donlar Biosyntrex in connection with the acquisition by Donlar Biosyntrex of Donlar Corporation. The stock issuance obligations remain with Donlar Corporation.

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


Convertible debt consisted of the following:

Unsecured notes payable, due April 15, 2001, bearing interest at
  12%, convertible into a variable number of shares of Donlar
  Corporation's Series A preferred stock at 90% of the per share value of an initial public offering of Donlar Corporation or
  strategic investment.(1)                                           $   763,500

Note payable, secured by all tangible and intangible assets of
  Donlar Corporation and Donlar Biosyntrex Corporation, due
  March 18, 2007 bearing interest at 9% per annum, convertible
  into shares of the Company's common stock at $0.68 per share        10,184,135

Note payable, secured by all tangible and intangible assets of
  Donlar Corporation and Donlar Biosyntrex Corporation, due
  March 18, 2007 bearing interest at 1% per annum, convertible
  into shares of the Company's common stock at $0.68 per share         9,000,000

Note payable, secured by all tangible and intangible assets of
  Donlar Corporation and Donlar Biosyntrex Corporation, due
  March 18, 2003 bearing interest at 11% per annum, convertible
  into shares of the Company's common stock at $0.29 per share         1,849,217

Unsecured notes payable, due on various dates in 2005, bearing interest at 15%, convertible into a variable number of shares of Donlar Corporation's Series A preferred stock at $1.01 per share, or $0.505 per share upon an initial public offering of
  Donlar Corporation, net of unamortized debt discount of
  $113,521 at December 31, 2002.(1)                                      878,479

Unsecured note payable, due July 17, 2005, bearing interest at
  12%, convertible into a variable number of shares of Donlar
  Corporation's Series A preferred stock at $1.01 per share, or
  $0.505 per share upon an initial public offering of Donlar
  Corporation.(1)                                                        150,000

Unsecured notes payable to a shareholder and director of Donlar
  Corporation, due on various dates in 2005, bearing interest at
  15%, convertible into a variable number of shares of Donlar
  Corporation's Series A preferred stock at $0.77 per share, or
  $0.385 per share upon an initial public offering of Donlar, net of unamortized debt discount of $482,728 at December 31,
  2002.(1)                                                             1,166,556
                                                                     -----------

                                                                     $23,991,887
                                                                     ===========

(1) As discussed in Note Q, this note was cancelled and converted into equity in March 2003 as part of the restructuring plan.

In 1998, Donlar Corporation received $763,500 from certain shareholders in exchange for (a) 12% three-year notes convertible into Donlar Corporation's Series A preferred stock at 90% of the per share value of an initial public offering or a future equity investment in Donlar Corporation of at least $15,000,000; and (b) ten-year warrants for $763,500 in Donlar Corporation's Series A preferred stock, exercisable at the per share value of the next equity investment in Donlar Corporation of at least $15,000,000. A debt discount of $551,000 recorded to reflect the value of the warrants was amortized over a 36-month period beginning April 15,

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


1998. The number of shares into which the notes are convertible is subject to a minimum such that, if necessary, at the time of an initial public offering or the next equity investment in Donlar Corporation of at least $15,000,000, the value of participating shareholders' shares, options and warrants would be at least 150% of the shareholders' $2,763,586 basis in these and prior investments. At December 31, 2002, the value of the debt totals $763,500.

An investor purchased for $150,000 a five year 12% note convertible into shares of Donlar Corporation's Series A preferred stock at $1.01 per share, or $.505 per share in the event of an initial public offering.

Included in convertible debt above is $23,709,193 (net of debt discount) at December 31, 2002, in notes, which were issued to shareholders of Donlar Corporation.

         As part of the restructuring plan, on March 18, 2002, Donlar Biosyntrex and Donlar Corporation entered into a Bridge and Consolidated Term Loan Agreement with Tennessee Farmers Life Insurance Company. Pursuant to the terms of the loan agreement, Donlar Biosyntrex and Donlar Corporation obtained a bridge loan facility in the amount of approximately $2.127 million to be used to refinance certain short term debt, provide working capital, pay certain accounts payable creditors and pay expenses of the restructuring and the merger (the "Term C Loan"). Approximately $1.85 million of the bridge loan was drawn down. In addition, the terms of existing loans to Donlar in the original principal amount of approximately $17.64 million were restated and made the joint and several obligation of Donlar Corporation and Donlar Biosyntrex in the total amount of $19.2 million reflecting the original amount of the loans and accrued, unpaid interest thereon (the "Term A Loan" and "Term B Loan"). Each of the loans is collateralized by substantially all of the assets of the Company.

         Loans under the Term C Loan bear interest at a rate of eleven percent per annum with one half of such interest payable on a quarterly basis on the last business day of March, June, September and December and the other half payable at maturity on March 18, 2003. As discussed in further detail below under "Tennessee Farmers Loan Default," Donlar did not make the required payment under the Term C Loan on March 18, 2003.

         The restated loans are divided into two loans (the Terms A and B Loans). The first such loan is in the principal amount of approximately $10.18 million, bears interest at a rate of nine percent per annum until March 18, 2003, at which time such interest is payable, and thereafter bears interest at eleven percent per annum payable on a quarterly basis on the last business day of March, June, September and December. The principal balance of the loan is payable in equal quarterly installments of not less than $222,500

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


commencing on March 31, 2003 and thereafter on the last business day of March, June, September and December. Any remaining unpaid principal and interest is payable on March 31, 2007. The Company did not make the interest payment on March 18, 2003 or the principal payment on March 31, 2003.

The second restated loan is in the principal amount of $9.0 million, bears interest at a rate of one percent per annum, but neither interest nor principal are payable until the first to occur of one of certain events described in the loan agreement, the latest of which is March 18, 2005, after which time the interest that has accrued is payable in full within thirty days and thereafter is payable quarterly on the last business day of March, June, September and December together with principal payments of not less than $222,500. Any remaining unpaid principal and interest is payable on March 31, 2007.

TENNESSEE FARMERS LOAN DEFAULT

         The Company did not make a required payment to Tennessee Farmers on March 18, 2003 under the March 18, 2002 Bridge and Consolidated Term Loan Agreement. Tennessee Farmers has informed the Company that it does not intend to exercise its right under the loan agreement to convert the loans into Company common stock or extend the terms of the loans. As a result of the payment default under the loan agreement, Tennessee Farmers has the right to declare all amounts owning under the loan agreement to be immediately due and payable. The Company and Tennessee Farmers entered into a forbearance agreement as of March 18, 2003 providing that Tennessee Farmers will forbear until May 2, 2003 from exercising any of its rights and remedies against the Company and its property, subject to the terms and conditions of the forbearance agreement.

DEBT MATURITIES

At December 31, 2002, the notes payable and convertible debt mature as follows:

2003..........................................................     $32,224,394
2004..........................................................              --
2005..........................................................              --
2006..........................................................       9,000,000
                                                                   -----------

                                                                    41,244,394

Less imputed interest.........................................       2,647,884
                                                                   -----------

                                                                   $38,496,510
                                                                   ===========

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE H - INCOME TAXES

The benefit for income taxes is different than amounts, which would be provided by applying the statutory Federal income tax rate to loss before benefit for income taxes for the following reasons:

                                                    Years ended
                                                    December 31,
                                                 -------------------
                                                  2002         2001
                                                 ------       ------
Federal income tax benefit at statutory rate       34.0%        34.0%
State income tax benefit                            4.6          4.6
Permanent differences                              (5.9)       (13.2)
Valuation allowance                               (32.7)       (25.4)
                                                 ======       ======

                                                      0%           0%
                                                 ======       ======

Deferred tax assets (liabilities) are comprised of the following:

Net operating loss carryforwards                        $ 25,231,700
Write-down of assets                                         335,000
Allowance for bad debts                                        2,700
Inventory                                                     18,100
Valuation allowance                                      (25,286,000)
                                                        ------------

                                                        $         --
                                                        ============

The Company's valuation allowance was also reduced for the expiration of both the investment tax credit carryforward and a portion of the net operating loss carryforward.

As of December 31, 2002, the Company had net operating loss carryforwards ("NOLs") for Federal income tax reporting purposes of approximately $65,000,000. These NOLs will expire over time between the fiscal years ended 2003 through 2022. There can be no assurance that all of these NOLs will be available to offset future taxable income, if any. A NOL generated in a particular year will expire for Federal income tax purposes if not utilized within 15 to 20 years, dependent on when the NOLs were generated. Additionally, the Internal Revenue Code

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


contains other provisions, which could reduce or limit the availability and utilization of these NOLs. For example, limitations are imposed on the utilization of NOLs if certain ownership changes have taken place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that some portion of the deferred income tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company has established a valuation allowance for all of its deferred income tax assets.

NOTE I - COMMITMENTS AND CONTINGENCIES

LITIGATION

Because of the nature of their activities, the Company is subject to legal actions, which arise in the normal course of business. In the opinion of management, based discussion with legal counsel, the disposition of such matters will not have a material effect on the consolidated financial position of the company.

NOTE J - COMMON AND PREFERRED STOCK

The following is a listing of Donlar Biosyntrex authorized common and preferred stock as of December 31, 2002.

Donlar Biosyntrex has authorized 500,000,000 shares of common stock with a par value of $0.0001.

Donlar Biosyntrex has authorized 50,000,000 shares of preferred stock with a par value of $0.0001. The preferred shares have been designated as follows, however the entire amount authorized has not been allocated to specific series:

o Series A 10% cumulative, 1,075,000 shares authorized, these shares convert on a one for one basis for common stock, subject to adjustment for stock splits, stock dividends, and the like.

o Series B 10% cumulative, 1,000,000 non-voting shares authorized, these shares convert on a one for one basis for common stock, subject to adjustment for stock splits, stock dividends, and similar items.

     Series E 8% cumulative, 7,000,000 non-voting shares authorized, these shares convert to common stock by dividing the stated value of Series E by the lessor of $1.10 or per share fair value of Company's common stock.

o Series F 8% cumulative, 7,000,000 non-voting shares authorized, these shares convert to common stock by dividing the stated value of Series F by the lessor of $1.10 or per share fair value of Company's common stock.

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


o Series J 10% cumulative, 2,000 non-voting shares authorized, these shares are convertible by dividing the stated value of Series J by the market price of the common stock on such date.

No shares of Series B, E, F or J preferred stock were outstanding as of December 31, 2002.

         In November 2000, Donlar Biosyntrex issued and delivered 8,000,000 shares of its common stock, representing approximately 17% of Donlar Biosyntrex, to a shareholder and former director of Donlar so that he could pledge that stock to a commercial bank as collateral for a loan. Donlar agreed to the surrender for cancellation of 8,000,000 shares of Donlar Biosyntrex common stock held by Donlar. The issuance of 8,000,000 shares by Donlar Biosyntrex and the surrender by Donlar of 8,000,000 shares, together with other unrelated stock issuances by Donlar Biosyntrex, increased the minority interest from 4% to 32%. Donlar recognized a receivable from the former director and shareholder in connection with the transfer of 8,000,000 shares in its subsidiary, Donlar Biosyntrex. The receivable was recorded by Donlar Biosyntrex and Donlar at fair value, $8,000,000. In June 2002, the former director and shareholder agreed to cancel 4,289,816 shares of Donlar stock held by him in satisfaction of the receivable. The relationship of 8,000,000 shares to 4,289,816 is based on the exchange ratios referred to in the discussion of the Merger.

The original issuance by Donlar Biosyntrex of the 8,000,000 shares of common stock was recorded as a shareholder receivable at the fair value at the date of issuance ($1.00 per share). The shareholder was deemed to be an affiliate of Donlar Biosyntrex, and therefore, the receivable was recorded as a contra equity account. On August 13, 2001, in satisfaction of the receivable, the shareholder surrendered all his shares of Donlar Corporation stock to Donlar Corporation and Donlar Corporation surrendered 8,000,000 shares of Donlar Biosyntrex common stock held by Donlar Corporation to Donlar Biosyntrex. The surrender of shares has been recorded as an acquisition of Treasury Stock. Donlar incurred a loss on the receivable of $5,360,000 because of the difference in the fair value of the stock between the issue and the settlement date.

--------------------------------------------------------------------------------

NOTE K - STOCK OPTIONS AND WARRANTS

Donlar Biosyntrex has established certain Stock Incentive Plans (collectively, the "Plans"), which allow for the granting of incentive stock options, nonqualified stock options, stock appreciation rights and the award of common stock to certain individuals, including employees, officers, directors, consultants, and others as designated by the Board of Directors. Under the terms of the Plans, the exercise prices for incentive stock options shall not be less than the fair market value at the date of grant. The exercise price for nonqualified stock options shall not be less than the lesser of:

     1) the book value per share of common stock as of the end of the fiscal year of Donlar Biosyntrex immediately preceding the date of grant, or

     2) 50 percent of the fair market value per share of common stock on the date of grant.

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


Options are exercisable within periods determined by the Board of Directors but may not exceed ten years from the date of grant.

A summary of Donlar Biosyntrex stock option activity is as follows. Stock option activity for Donlar Corporation is not included.

                                      Number of          Exercise         Weighted average
                                       shares          Price range         exercise price
                                      ---------      ----------------     ----------------
Outstanding at January 11, 2001          49,769         2.50-1,190.00           28.25
    Granted                           1,325,000                   .20             .20
    Exercised                                 0                    --              --
    Cancelled                              (260)     1170.00-1,190.00        1,185.38

Outstanding at December 31, 2001      1,374,509             .20-1,190             .99
    Granted
    Exercised
    Cancelled

Outstanding at December 31, 2002      1,374,509          .20-1,190.00             .99

Exercisable at December 31, 2002        434,509            .20-219.80            2.71
                                      ---------      ----------------        --------

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE K - STOCK OPTIONS AND WARRANTS - CONTINUED

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                   December 31,
                                                                       2001
                                                                   ------------
Expected dividend yield                                              $     --
Expected stock price volatility                                           124%
Risk-free interest rate                                                  4.48%
Expected life of options                                              7 years

The weighted average fair value of options granted during 2001 was $.20. There were no options granted during 2002

The following table summarizes information about Donlar Biosyntrex stock options outstanding at December 31, 2002:

              Outstanding                          Exercisable
---------------------------------------   -------------------------------
                             Weighted
                              average
                             remaining    Weighted               Weighted
  Range of       Number     contractual    average    Number     average
  exercise     outstanding     life       exercise  exercisable  exercise
   prices          at         (years)       price       at        price
-------------  -----------  -----------   --------  -----------  --------
$ 0.00-0.20     1,325,000       4.71          .20     385,000        .20
  0.20-20.00       36,000       2.61         2.50      36,000       2.50
 20.01-219.80      13,509        .50        74.58      13,509      74.58
-------------   ---------       ----        -----     -------      -----

$  .20-219.80   1,374,509       3.27        $ .99     434,509        .99
=============   =========       ====        =====     =======

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE K - STOCK OPTIONS AND WARRANTS - CONTINUED

A summary of Donlar Biosyntrex warrant activity is as follows. Warrant activity for Donlar Corporation is not included.

                                       Number of    Exercise     Weighted average
                                        shares     price range    exercise price
                                       ---------   -----------   ----------------
Outstanding as of January 1, 2001        650,000          .01            .01
   Granted                               500,000         2.50           2.50
   Exercised                            (418,000)    .01-2.50            .20
   Canceled                                   --           --             --
                                       ---------    ---------          -----

Outstanding as of December 31, 2000      732,000    $.01-2.50          $1.00
                                       =========    =========          =====
   Granted
   Exercised
   Cancelled

Outstanding as of December 31, 2002      732,000    $.01-2.50          $1.00
                                       =========    =========          =====

In August 2000, Donlar Corporation entered into agreement with an investment advisor in which the advisor received warrants to purchase a total of 400,000 shares of Donlar Biosyntrex common stock at a purchase price of $0.01 per share. The excess of the fair value of Donlar Biosyntrex stock at date of grant has been recorded as management, consulting and research expense in the amount of $245,000.

In November 2000, Donlar Biosyntrex entered into a consulting agreement in which the consultant is to receive three year warrants to purchase a total of 250,000 share of Donlar Biosyntrex common stock at a purchase price of $0.01 per share. The excess of the fair value of Donlar Biosyntrex stock at date of grant over the exercise price has been recorded as deferred compensation. This is being amortized over the two-year life of the agreement.

In May 2001, the Company entered into a consulting agreement, in which the consultant is to receive three year warrants to purchase a total of 500,000 shares of Donlar Biosyntrex common stock at a purchase price of $2.50 per share. The fair value of the warrants at the date of grant was recorded as deferred compensation and was amortized over the life of the agreement.

--------------------------------------------------------------------------------

NOTE L - BENEFIT PLANS

On January 1, 1996, Donlar Corporation adopted a 401(k) savings plan. Employees meeting certain eligibility requirements, as defined, may contribute a percentage of pretax gross wages up

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


to the legally defined deferral limit. Donlar Corporation may make discretionary contributions. As of December 31, 2002 and 2001, Donlar Corporation has not made any contributions to the plan.

NOTE M - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2001:

Donlar Corporation has entered into an employment agreement with a shareholder and key employee described in note O.

Donlar Biosyntrex issued shares of common stock to the former president of Donlar Biosyntrex in satisfaction for a one-year consulting agreement.

During the year ended December 31, 2002:

Donlar Biosyntrex entered into a distributor agreement with a company that is owned by a board member of Donlar Biosyntrex. This agreement appoints this distributor as the exclusive distributor of sales of all of the Company's nutraceutical products in the United States. The nutraceutical business has since been discontinued.

As further discussed in Note G, a shareholder converted all outstanding debt and warrants into common stock as part of the restructuring plan.

--------------------------------------------------------------------------------

NOTE N - OPERATING LEASES

The Company leases certain equipment under noncancellable operating leases, which expire through March 2007. The Company leases its facilities on a month to month basis. Lease expense for years ended December 31, 2002 and 2001, was approximately $114,315 and $226,763, respectively. Future minimum lease commitments are as follows:

Fiscal year                                                              Amount
-----------                                                             --------
2003..................................................................  $ 15,555
2004..................................................................    16,920
2005..................................................................    14,442
2006..................................................................     6,054
2007..................................................................     1,365
                                                                        --------
                                                                        $ 54,336
                                                                        ========

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE O - COMMITMENTS AND CONTINGENCIES

In 1994, Donlar Corporation entered into a licensing agreement with a shareholder for the use of patent rights. The licensing agreement requires Donlar Corporation to pay $7,500,000 in cumulative royalties. Annual payments are based upon sales volume. Royalty payments, as a percentage of sales, are 4% for the first $2,000,000 in royalties, decreasing one percentage point to a floor of 1% for each $2,000,000 in royalties paid until $7,500,000 in cumulative royalties is paid. Royalty expense relating to this agreement was $15,869 and $9,557 for the years ended December 31, 2002 and 2001, respectively. While royalties have been accrued based on 4% of agricultural sales, royalties were first paid beginning July 1999.

Donlar Corporation maintains an employment agreement expiring on June 30, 2001, renewable for two additional years at the employee's option, with a certain key employee providing for minimum aggregate annual payments of $185,000 and severance in the event of termination. Under the agreement, the employee is also eligible for cash and stock bonuses. Donlar Corporation has also agreed to provide $550,000 in life insurance coverage for the employee.

Donlar Corporation maintains an employment agreement expiring September 7, 2003, renewable for three additional years at the employee's option if certain sales goals are met, with a certain key employee providing for the minimum aggregate annual payments of $160,000 plus an auto allowance and severance in the event of termination. Under the agreement, the employee is also eligible for incentive cash and stock bonuses. The Company has agreed to provide $500,000 in life insurance coverage for the employee and a disability insurance policy.

--------------------------------------------------------------------------------

NOTE P - SIGNIFICANT SOURCE OF REVENUES

The Company had sales to certain customers that have accounted for at least 10% of the Company's net revenue. Customer information is as follows for the years ended December 31, 2002 and 2001.

                                                                      Percentage of
                        Percentage of net revenues                 accounts receivable
                        --------------------------                 -------------------
                         2002                2001                         2002
                        ------              ------                        ----
Customer A                4.4%               12.7%                           0%
Customer B               29.9%               23.6%                        33.4%
Customer C               22.6%               21.6%                        15.0%

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE Q - SUBSEQUENT EVENTS

The shareholders of Donlar Corporation and Donlar Biosyntrex Corporation approved the merger of Donlar Biosyntrex with and into Donlar Corporation on February 27, 2003, with Donlar being the surviving corporation (the "Company"). The merger was effective March 5, 2003. Prior to the merger, Donlar Corporation was principally a holding company for the Donlar Biosyntrex common stock that it owned. The merger has not resulted, and is not expected to result, in any significant change to the businesses operated by Donlar Biosyntrex prior to the merger.

         The unaudited pro forma condensed consolidated financial information presented below has been derived from the audited and unaudited historical financial statements of Donlar Corporation ("Donlar") and subsidiaries collectively "the Combined Company," and reflects management's present estimate of pro forma adjustments to give effect to the contemplated merger (the "Merger") of Donlar and its 68% owned subsidiary, Donlar Biosyntrex Corporation ("Donlar Biosyntrex") and the debt and capital restructuring coincident with the Merger. The unaudited pro forma condensed statements of operations give effect to the Merger as if the transaction had been consummated as of the beginning of each period presented. This information should be read in conjunction with the historical financial statements and notes thereto. The pro forma financial data have been included as required by the rules and regulations of the Securities and Exchange Commission and are provided for comparative purposes only. This pro forma presentation does not purport to represent what the financial position or results of operations would actually have been if such transactions and events had in fact occurred on those dates or to project results of operations for any future period.

         Donlar's condensed consolidated financial information included in these pro forma financial statements is derived from its audited December 31, 2002 consolidated financial statements.

DONLAR CORPORATION AND SUBSIDIARIES
PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002

                                                Donlar                Pro Forma                     Combined
                                                Corporation           Adjustments                   Company
                                                -------------         ------------                  -------------
Assets

Cash and cash equivelants                       $     102,338         $         --                  $     102,338
Accounts receivable, net                              308,520                   --                        308,520
Inventories                                           929,816                   --                        929,816
Prepaid expenses and other current assts               52,934                   --                         52,934
                                                -------------         ------------                  -------------

Total current assets                                1,393,608                   --                      1,393,608
Property and equipment, net                         8,731,397                   --                      8,731,397

Other assets
  Deferred financing costs                            269,398                   --                        269,398
  Goodwill                                                  0            1,336,500(7)                   1,336,500
                                                -------------         ------------                  -------------

Total other assets                                    269,398            1,336,500                      1,605,898
                                                -------------         ------------                  -------------

Total assets                                       10,394,403            1,336,500                     11,730,903
                                                =============         ============                  =============

Current liabilities

  Accounts payable and accrued expenses             8,592,559           (2,473,000)(2)                  3,119,509
                                                                        (2,139,000)(3)
                                                                           (11,050)(8)
                                                                          (850,000)(6)

  Convertible debt, current portion                23,991,887             (763,500)(6)                 20,325,215
                                                                        (1,849,217)(3)
                                                                        (1,053,955)(6)
  Notes payable, current portion                    8,252,507           (7,874,932)(3)                    327,575
                                                                           (50,000)(8)                         --
                                                -------------         ------------                  -------------

Total current liabilities                          40,836,953          (17,064,654)                    23,772,299

Long-term liabilities
  Notes payable, net of current liabilities         9,000,000           (9,000,000)(2)                         --
                                                -------------         ------------                  -------------



Total liabilities                                  49,836,953          (26,064,654)                    23,772,299
                                                -------------         ------------                  -------------

Shareholders' deficit

  Common stock (20,793,360 shares)                         --                   --                        197,797

  Preferred stock (199 shares)                        197,797            9,000,000(2)                  18,000,000
                                                                         9,000,000(3)
  Additional paid in capital                       64,839,608(a)           536,682(1)                  75,996,140
                                                                         2,473,000(2)
                                                                         2,139,000(3)
                                                                         1,650,000(4)
                                                                           300,445(5)
                                                                         2,567,455(6)
                                                                         1,336,500(7)
                                                                           153,450(8)
  Accumulated deficit                            (104,447,968)          (1,755,378)(1),(4),(5),(8)   (106,203,346)
  Shareholder note receivable                         (31,987)                  --                        (31,987)
                                                -------------         ------------                  -------------

Total shareholders' deficit                       (39,442,550)          27,401,154                    (12,041,396)
                                                -------------         ------------                  -------------

Total liabilities and shareholders' deficit     $  10,394,403         $  1,336,500                  $  11,730,903
                                                =============         ============                  =============

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


DONLAR CORPORATION AND SUBSIDIARIES
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002

                                             Donlar           Pro Forma         Combined
                                             Corporation      Adjustments       Company
                                             -----------      -----------       -----------
Revenue                                      $ 3,584,572      $       --        $ 3,584,572

Cost of revenue                                2,940,010              --          2,940,010
Research and development                         537,395              --            537,395
Selling, general and administrative            2,175,717              --          2,175,717
                                             -----------      ----------        -----------

Total operating expenses                       5,653,122              --          5,653,122
                                             -----------      ----------        -----------

Loss from operations                          (2,068,550)             --         (2,068,550)
                                             -----------      ----------        -----------

Other income(expense)
  Interest expense                            (5,112,646)        677,000(2)      (3,550,860)
                                                                 794,500(3)
                                                                (116,922)(3)
                                                                 (24,252)(6)
                                                                 231,460(6)
  Other                                          340,833              --            340,833
  Gain on disposal of fixed assets                74,478              --             74,478
  Debt conversion expense                       (289,655)             --           (289,655)
                                             -----------      ----------        -----------
Total other expenses                          (4,986,990)      1,561,786         (3,425,204)

Loss before income taxes                      (7,055,540)      1,561,786         (5,493,754)
                                             -----------      ----------        -----------
Provision for income taxes                            --              --                 --

Net loss before extraordinary item            (7,055,540)      1,561,786         (5,493,754)

Extraordinary loss on retirement of debt      (1,212,120)             --         (1,212,120)
                                             -----------      ----------        -----------

Net Loss                                     ($8,267,660)     $1,561,786        ($6,705,874)
                                             ===========      ==========        ===========

         The following pro forma adjustments have been made to the condensed consolidated pro forma financial statements for the years ended December 31, 2002.

         1. To record the issuance of 1,626,308 shares of common stock of the combined company to Tennessee Rural Health, a 6% shareholder of Donlar and holder of approximately $21.3 million of the debt of Donlar and Donlar Biosyntrex. Because these shares are to be issued as part of the restructuring plan, the expense (fair value of $0.33 per share at date of measurement, March 18, 2002) associated with these shares is treated as additional debt conversion inducement expenses. The entire expense was recognized at March 18, 2002. The pro forma adjustment is non-recurring and only included on the pro forma balance sheet.

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

         2. To record the exchange with Willis Stein/Star Polymers of $9,000,000 in notes plus accrued interest of approximately $2,473,000 for shares of a new series of senior convertible preferred stock of the combined company with a stated liquidation value of $9,000,000, convertible into 13,235,294 shares of common stock of the combined company. No dividends may be paid on the senior convertible preferred stock until all Tennessee Farmers Life Insurance Company debt has been repaid. This transaction has been treated as a conversion of debt with no beneficial conversion features and the accrued interest has been treated as additional paid in capital. The number of common shares that the $9 million of preferred stock can be converted into is determined by the loan agreement and the terms of the preferred stock. There is no beneficial conversion feature as the conversion rate is not in the money. The interest that would have been accrued during the periods presented is shown as a pro forma adjustment to the statement of operations, since the debt is being exchanged for equity.

         3. To record the exchange with Dr. Martin of $9,900,000 in notes plus accrued interest of approximately $2,139,000 and less related debt discount of $530,000 for shares of senior convertible preferred stock with a stated liquidation value of $9,000,000 and convertible into 13,235,294 shares of common stock of the combined company. No dividends may be paid on the senior convertible preferred stock until all Tennessee Farmers debt has been repaid. This transaction has been treated as a conversion of debt with no beneficial conversion features and the accrued interest has been treated as additional paid in capital. The number of common shares that the $9 million of preferred stock can be converted into is determined by the Tennessee Farmers' loan agreement and the terms of the preferred stock. There is no beneficial conversion feature as the conversion rate is not in the money. The interest and amortization that would have been accrued during the periods presented are shown as pro forma adjustment to the statements of operations, since the debt is being exchanged for equity.

         4. To record the issuance of 5,000,000 shares of common stock of the combined company to Dr. Martin in relinquishment of rights to receive royalty payments from Donlar and for the cancellation of approximately 16.56 million shares of Donlar common and preferred stock. This transaction has been treated as additional conversion expense in an amount equal to the fair value of the shares issued ($0.33 per share). This is a non-recurring event and as such is only included on the pro forma balance sheet.

         5. To record the issuance to Dr. Martin of a warrant to purchase 3,000,000 shares of the combined company common stock for $0.68 per share, in exchange for the cancellation of all previously held options and warrants to purchase shares of Donlar stock held by Dr. Martin. The fair value of the previously held options and warrants is equal to $29,555. The fair value of the new warrant is $330,000. This transaction has been treated as additional conversion expense equal to the difference of the fair

DONLAR BIOSYNTREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

                  values of the old warrants and options and the new warrant. This is a non-recurring event and as such is only included on the pro forma balance sheet.

         6. To record the exchange of the 1998 and 2000 Notes of approximately $1,900,000 plus accrued interest of $850,000 and less related debt discount of $138,000 for shares of senior convertible preferred stock with a stated liquidation value equal to the amount of the Notes and convertible into 2,800,000 shares of common stock of the combined company. Because the common stock of the combined company has no par value, the entire balance has been treated as additional paid in capital. The interest and amortization that would have been accrued during the periods presented are shown as pro forma adjustments to the statement of operations, since the debt is being exchanged for equity.

         7. To record the conversion in the merger of Donlar Biosyntrex stock (except shares held by Donlar) into shares of the combined company at an exchange rate of 0.26 shares of common stock of the combined company for each share owned by the minority shareholders of Donlar Biosyntrex. These minority owned shares of Donlar Biosyntrex consist of 15,537,142 shares of common stock, 39,124 shares of Series A preferred stock and 449 shares of Series B preferred stock. These shares will be converted in the merger into 4,049,765 shares of common shares of the combined company. This transaction constitutes a step acquisition of the minority interests resulting in an acquisition price of approximately $1,336,500. This amount has been reflected as goodwill in a preliminary purchase price allocation. The purchase price adjustment to goodwill was calculated by taking the number of shares converted into by the $0.33 share value at the agreement date.

         8. To record the issuance of 465,000 shares to pay certain claims. In connection with the restructuring plan, Donlar and Donlar Biosyntrex have reached agreements to issue 465,000 shares of common stock of the combined company to accounts payable and other creditors as payment for open payables and claims against either Donlar or Donlar Biosyntrex. The issuances will result in an adjustment to debt conversion expense of $92,400. The issuances of the shares are contingent upon the completion of the merger. The creditors consist of four individuals. Two of these creditors had outstanding accounts payable of $61,050. The other two creditors had an outstanding sales contract and consulting contract, which were bought out by these issuances. This is a non-recurring event and as such is only recorded in the pro forma balance sheet.