Form 10QSB
period 2003-06-30
DONLAR CORP
filed 2003-08-14
CIK 1047175

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from              to
                                             ------------    -------------

                           Commission File No. 0-11472

                               DONLAR CORPORATION
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Illinois                                    36-3683785
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


              6502 South Archer Road, Bedford Park, Illinois 60501
  -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (708) 563-9200
                       ----------------------------------
                           (Issuer's telephone number)


 ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's common stock as of June 30, 2003 was 20,793,360.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

                                      INDEX

PART I.    FINANCIAL INFORMATION

     1.    Financial Statements

           Condensed Balance Sheet as of June 30, 2003                        1

           Condensed Statements of Operations for
           the three months and six months ended June 30, 2002 and 2003       2

           Condensed Statements of Cash Flows
           for the six months ended June 30, 2002 and 2003                    3

           Statement of Shareholders' Deficit
           for the six months ended June 30, 2003                             4

           Notes to Condensed Financial Statements                            5

     2.    Management's Discussion and Analysis or Plan of Operation         10

     3.    Controls and Procedures                                           14

PART II.   OTHER INFORMATION

     3.    Defaults Upon Senior Securities                                   15

     5.    Other Information                                                 15

     6.    Exhibits and Reports on Form 8-K                                  15

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements


DONLAR CORPORATION
CONDENSED BALANCE SHEET (UNAUDITED)
JUNE 30, 2003

--------------------------------------------------------------------------------


                                     ASSETS

Current assets
   Cash                                                         $      91,320
   Receivables                                                        311,920
   Inventories, net                                                   724,835
   Prepaid expenses                                                    74,173
                                                                -------------
                         Total current assets                       1,202,248

Property and equipment, net                                         8,356,279
Patents                                                             1,748,876
Other assets                                                          239,970
                                                                -------------

                                                                $  11,547,373
                                                                =============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
   Current portion of convertible debt                          $  21,033,352
   Short term notes payable                                            71,000
   Accounts payable                                                   648,699
   Accrued expenses                                                 4,229,738
                                                                -------------

                         Total current liabilities                 25,982,789

Commitments & contingencies                                                 -

Shareholders' deficit
   Common stock, no par value                                      37,068,228
   Senior convertible preferred stock, no par value                19,905,500
   Additional paid-in capital                                      84,258,805
   Accumulated deficit                                           (155,667,949)
                                                                -------------

                         Total shareholders' deficit              (14,435,416)
                                                                -------------

                                                                $  11,547,373
                                                                =============




    The accompanying notes are an integral part of this condensed statement.

DONLAR CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                              For the three months                For the six months
                                                                 ended June 30,                      ended June 30,
                                                             2003              2002              2003              2002
                                                         ------------      ------------      ------------      ------------

Revenues                                                 $  1,136,783      $  1,014,403      $  2,218,898      $  1,892,087

Cost of revenue                                               854,715           752,072         1,532,830         1,610,059
Research and Development                                      147,954           133,216           308,832           270,152
Selling, general and administrative                           522,138           255,087         1,266,707         1,029,543
                                                         ------------      ------------      ------------      ------------
                 Total operating expenses                   1,524,807         1,140,375         3,108,369         2,909,754
                                                         ------------      ------------      ------------      ------------

Loss from operations                                         (388,024)         (125,972)         (889,471)       (1,017,667)

Other income (expense)
   Interest expense                                          (798,252)       (1,610,141)       (2,138,925)       (2,977,436)
   Debt conversion expense                                          -                 -        (2,579,527)         (289,655)
   Gain on disposal of fixed assets                                 -                 -                 -            74,478
   Other                                                        7,587           139,398             7,588           160,743
                                                         ------------      ------------      ------------      ------------
                 Total other expense                         (790,665)       (1,470,743)       (4,710,864)       (3,031,870)
                                                         ------------      ------------      ------------      ------------

Loss before income taxes                                   (1,178,689)       (1,596,715)       (5,600,335)       (4,049,537)

Provision for income taxes                                          -                 -                 -                 -
                                                         ------------      ------------      ------------      ------------

                 Net loss before extraordinary item        (1,178,689)       (1,596,715)       (5,600,335)       (4,049,537)

Extraordinary loss on retirement of debt                            -                 -                 -        (1,212,120)
                                                         ------------      ------------      ------------      ------------

                 Net loss                                $ (1,178,689)     $ (1,596,715)     $ (5,600,335)     $ (5,261,657)
                                                         ============      ============      ============      ============

Net loss per common share:

Basic:                                                          (0.06)            (0.06)            (0.27)            (0.20)

Diluted:                                                        (0.06)            (0.06)            (0.27)            (0.20)

Weighted average shares of common stock outstanding:
   Basic                                                   20,793,360        25,831,050        20,793,360        25,831,050
   Diluted                                                 20,793,360        25,831,050        20,793,360        25,831,050



The accompanying notes are an integral part of these condensed statements.

DONLAR CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30,



                                                                             2003              2002
                                                                         ------------      ------------
Cash flows from operating activities
   Net loss                                                              $ (5,600,335)     $ (5,261,657)
   Adjustments to reconcile net loss to net cash
      used in operating activities
         Depreciation and amortization                                        544,793           542,343
         Issuance of Common Stock for services                                      -            27,536
         Interest expense related to amortization of debt discount             44,955         2,007,544
         Debt conversion expenses                                           2,579,527           289,655
         Gain on disposal of fixed assets                                           -           (74,478)
         Change in assets and liabilities
              Receivables                                                      (3,400)           29,628
              Inventories                                                     204,981           576,834
              Prepaid expenses and other assets                               (58,605)           (9,594)
              Accounts payable                                                377,904        (1,002,911)
              Accrued expenses                                              1,941,704          (399,980)
                                                                         ------------      ------------

                 Net cash provided by (used in) operating activities           31,524        (3,275,080)

Cash flows from investing activities
   Proceeds from sale of property and equipment                                     -           103,942
   Purchase of property and equipment                                         (42,542)          (34,715)
   Purchase of patents                                                              -           (83,255)
                                                                         ------------      ------------

                 Net cash used in investing activities                        (42,542)          (14,028)

Cash flows from financing activities
   Principal repayments of convertible notes                                        -       (17,111,948)
   Proceeds from issuance of convertible notes                                      -        20,970,107
   Principal repayments of notes payable                                            -          (263,000)
   Proceeds from notes payable                                                      -            11,000
   Deferred financing costs                                                         -          (270,419)
                                                                         ------------      ------------
                 Net cash provided by financing activities                          -         3,335,740
                                                                         ------------      ------------

Net (decrease) increase in cash and cash equivalents                          (11,018)           46,632

Cash and cash equivalents at beginning of period                              102,338             3,746
                                                                         ------------      ------------

Cash and cash equivalents at end of period                               $     91,320      $     50,378
                                                                         ============      ============

Supplemental disclosure of cash flow information:
   Interest paid                                                         $      3,332      $     28,184
   Income tax paid                                                                  -                 -



   The accompanying notes are an integral part of these condensed statements.

DONLAR CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2003



                                                                               Series A                 Senior Convertible
                                                  Common Stock              Preferred stock              Preferred stock
                                               Shares       Amount        Shares        Amount         Shares         Amount
                                               ------       ------        ------        ------         ------         ------

Beginning Balance                             25,831,050    $4,557,224   38,000,000   $ 32,511,004             -  $         -

Debt conversion                                        -             -            -              -    19,905,500   19,905,500
Cancellation of stock options                          -             -            -              -
Dissolution of Donlar Biosyntrex Corporation  (5,037,690)   32,511,004  (38,000,000)   (32,511,004)            -            -
Net loss                                               -             -            -              -             -            -
                                              ----------   -----------  -----------   ------------    ----------  -----------
Ending Balance                                20,793,360   $37,068,228            -   $          -    19,905,500  $19,905,500
                                              ==========   ===========  ===========   ============    ==========  ===========



                                             Additional
                                              paid-in        Accumulated
                                              capital          Deficit             Total
                                             -----------     -------------      ------------

Beginning Balance                             $25,306,626     $ (94,661,574)     $(32,286,720)

Debt conversion                                 8,878,766                 -        28,784,266
Cancellation of stock options                           -                 -                 -
Dissolution of Donlar Biosyntrex Corporation   50,073,413       (55,406,040)       (5,332,627)
Net loss                                                -        (5,600,335)       (5,600,335)
                                              -----------     -------------      ------------
Ending Balance                                $84,258,805     $(155,667,949)     $(14,435,416)
                                              ===========     =============      ============





The accompanying notes are an integral part of this condensed statement.

Notes to Condensed Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited condensed financial statements of Donlar Corporation (the "Company") have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. For further information refer to the Consolidated Financial Statements and footnotes included in Donlar Corporation's Annual report on Form 10-KSB for the year ended December 31, 2002.

         In management's opinion, the unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments except as discussed below, which the Company considers necessary for a fair presentation of the results for the period. Operating results for the period presented are not necessarily indicative of the results that may be expected for the entire year.

         The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2003, the Company had an accumulated deficit of $155,667,949, a shareholders' deficit of $14,435,416 and has had substantial recurring losses. The consolidated operations of the Company have not achieved profitability and the Company has relied upon financing from the sale of its equity securities, liquidation of assets and debt financing to satisfy its obligations. In addition, as discussed below under "Tennessee Farmers Loan Default," the Company is in default on approximately $24 million of loans and accrued interest. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         The Company's ability to continue as a going concern is subject to the attainment of profitable operations, the obtaining of necessary funding from outside sources or the sale of the Company, a merger with another company or another strategic transaction. Management's plan with respect to continuing as a going concern includes evaluating new products and markets, minimizing overhead and other costs and seeking a strategic transaction. However, there can be no assurance that management will be successful. See "Tennessee Farmers Loan Default" for information concerning the Company's efforts to find a purchaser or a source of private equity financing or a merger or other strategic partner.

EQUITY AND DEBT TRANSACTIONS

         The shareholders of the Company and Donlar Biosyntrex Corporation ("Biosyntrex"), formerly the Company's majority owned subsidiary, approved the merger of Biosyntrex with and into the Company at a shareholders meeting held at the corporate offices in Bedford Park, Illinois on February 27, 2003, with the Company being the surviving corporation. The merger was effective March 5, 2003. Prior to the merger, the Company was principally a holding company for the Biosyntrex common stock that it owned. The merger has not resulted, and is not expected to result, in any significant change to the businesses operated by Biosyntrex prior to the merger.

         Pursuant to the agreement and plan of merger, each share of Biosyntrex common stock (other than shares owned by the Company) converted into the right to receive 0.25998836 shares of common stock of the Company and each share of the Company's common and Series A preferred stock issued prior to the merger (other than shares owned by certain shareholders who agreed to cancellation pursuant to the restructuring plan described in Biosyntrex's and the Company's joint information statement/prospectus) converted into the right to receive
0.48725820 shares of common stock of the Company. All outstanding warrants, options or rights of any kind to acquire any shares of capital stock or other securities of any kind from the Company or Biosyntrex were cancelled in the merger except for the Company's principal lender's right to acquire shares of the Company's common stock upon conversion of certain loans as described below under "Restructuring Plan."

         In connection with the merger, the Company implemented a restructuring plan that resulted in the elimination of approximately $25.2 million of the Company's liabilities and replaced these liabilities with equity securities, principally senior convertible preferred stock. The restructuring plan is described in more detail below under "Restructuring Plan."

         Restructuring Plan

         In early 2001, as a result of anticipated difficulties in servicing debt and obtaining necessary additional funding, management of the Company began to consider debt restructuring alternatives and sources of additional funding. In May 2001, management of the companies met with Tennessee Farmers Life Insurance Company, Willis Stein & Partners and Dr. Robert Martin, the Company's three largest creditors, to discuss a restructuring plan. A restructuring plan was ultimately agreed to that included the merger of Biosyntrex with and into the Company and the following additional terms:

         As part of the restructuring plan, on March 18, 2002 the Company entered into a Bridge and Consolidated Term Loan Agreement with Tennessee Farmers Life Insurance Company. Pursuant to the terms of the loan agreement, the Company obtained a bridge loan facility in the amount of approximately $2.127 million to be used to refinance certain short term debt, provide working capital, pay certain accounts payable creditors and pay expenses of the restructuring and the merger (the "Term C Loan"). Approximately $1.85 million of the Term C Loan was drawn down. In addition, the terms of existing loans to the Company in the original principal amount of approximately $17.64 million were restated in the total amount of $19.2 million reflecting the original amount of the loans and accrued, unpaid interest thereon (the "Term A Loan" and "Term B Loan"). Each of the loans is collateralized by substantially all of the assets of the Company.

         Loans under the Term C Loan bear interest at a rate of eleven percent per annum with one half of such interest payable on a quarterly basis on the last business day of March, June, September and December and the other half payable at maturity on March 18, 2003. As discussed in further detail below under "Tennessee Farmers Loan Default," the Company did not make the required payment under the bridge loan facility on March 18, 2003.

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

         As part of the restructuring plan, the Company also reached agreements with Willis Stein & Partners and its affiliate Star Polymers to (i) exchange $9.0 million of original principal amount of notes plus accrued interest for shares of a new series of Company senior convertible preferred stock with a stated liquidation value of $9.0 million and convertible into approximately
13.23 million shares of Company common stock and (ii) exchange all of the pre-merger Company equity securities held by Willis Stein/Star Polymers, equaling approximately 20.28 million shares of Company common and preferred stock, for 1.0 million shares of newly issued Company common stock. Willis Stein/Star Polymers are not entitled to receive any other Company common stock as a result of the merger. The foregoing exchange has been completed.

         The Company also reached agreement with Dr. Robert Martin, a director of the Company and, immediately prior to the merger, Biosyntrex, to (i) exchange approximately $9.9 million of original principal amount of notes plus accrued interest for shares of Company senior convertible preferred stock with a stated liquidation value of $9.0 million and convertible into approximately 13.23 million shares of Company common stock, (ii) relinquish rights to receive royalty payments from the Company equal to one percent of all sales during a ten year period beginning in 2000 and surrender for cancellation all of the pre-merger Company common and preferred stock held by him, equaling approximately 16.56 million shares, in exchange for 5.0 million shares of newly issued Company common stock and (iii) surrender for cancellation options and warrants to purchase over 38 million shares of pre-merger Company common and preferred stock at exercise prices ranging from $0.01 to $5.50 for a warrant to purchase 3.0 million shares of Company common stock for $0.68 per share. The foregoing exchange has been completed.

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

         As part of the restructuring plan, the Company has issued 465,000 shares of common stock to four creditors, Mr. Randy Olshen, Mr. Michael Acton, Mr. Rudy Monnich and Mr. Charles Brodzki, in exchange for their forgiveness of all debts and claims by them against the Company.

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

         As part of the restructuring plan, the Company will issue approximately
1.6 million shares of common stock to Tennessee Rural Health Improvement Association, which will represent approximately 7.8% of the Company's outstanding common stock and 1.8% on a fully diluted basis and TFIC, Inc., an affiliate of Tennessee Farmers, will surrender for cancellation, without issuance to it of any Company common stock as a result of the merger, approximately 3.85 million shares of Company common stock that it owns. The Company common stock to be issued to Tennessee Rural Health is in addition to the approximately 1.27 million shares of Company common stock to be issued to Tennessee Rural Health as a result of the merger in exchange for the approximately 2.6 million shares of Company common stock owned by it prior to the merger. Tennessee Rural Health is a provider of health insurance and other health benefits. It is affiliated with Tennessee Farm Bureau Federation which owns approximately 7.5% of Tennessee Farmers Life Insurance Company.

         The Company and Biosyntrex, as of December 31, 2002, collectively had approximately $48.92 million of liabilities. The restructuring has eliminated approximately $25.26 million of liabilities, substituting for it approximately $20 million of senior convertible preferred stock and 465,000 shares of common stock.

         As a result of the foregoing agreements, 12.7 million shares of newly issued Company common stock, representing 61.1% on an outstanding basis and 13.7% on a fully diluted basis, are being issued to the holders of preferred and common stock of Biosyntrex (other than the Company) and the holders of preferred and common stock of the Company (other than TFIC, Inc., Dr. Martin, Willis Stein/Star Polymers, who are treated as specified above, and excluding the approximately 1.6 million additional shares to be issued to Tennessee Rural Health) in exchange for the pre-merger Company and Biosyntrex stock that they owned. The 12.7 million shares of newly issued Company common stock has been allocated between the former Company and Biosyntrex shareholders on the basis of the respective ownership of Biosyntrex common stock by the Company on the one hand, and all other shareholders of Biosyntrex, on the other hand.

         Accordingly, 68% of the 12.7 million shares of newly issued Company common stock, or 8.7 million shares, has been allocated to the pre-merger Company shareholders (other than TFIC, Inc., Dr. Martin, Willis Stein/Star Polymers with respect to their Company shares, who are treated as specified above, and excluding the approximately 1.6 million additional shares to be issued to Tennessee Rural Health) and 32%, or 4.0 million shares, has been allocated to the pre-merger Biosyntrex shareholders (other than the Company, whose shares were cancelled). As a result, and taking into account the cancellation of certain shares as described above, each former holder of Company preferred and common stock (other than the holders of cancelled shares) is entitled to receive approximately 0.49 shares of newly issued Company common stock for each share of pre-merger Company stock the holder owned, each former holder of Biosyntrex common and Series B preferred stock (other than the Company) is entitled to receive 0.26 shares of newly issued Company common stock for each share of Biosyntrex stock the holder owned and each former holder of Biosyntrex Series A preferred stock is entitled to receive one share of newly issued Company common stock for each originally issued share of Series A preferred stock the holder owned (excluding dividend shares). As a result of the merger, the former shareholders of the Company (other than holders of cancelled shares and excluding the approximately 1.6 million additional shares to be issued to Tennessee Rural Health) will own 41.61% (9.36% on a fully diluted basis) of Company common stock, and the former shareholders of Biosyntrex (other than the Company) will own 19.48% (4.38% on a fully diluted basis) of such common stock.

         Tennessee Farmers Loan Default

         The Company did not make a required payment to Tennessee Farmers on March 18, 2003 or March 31, 2003 under the loan agreement. The payment due on March 18, 2003 included $916,572 of accrued but unpaid interest on the "Term A Loan," $116,546 of accrued but unpaid interest on the "Term C Loan" and the principal amount of the "Term C Loan" in the amount of approximately $1.85 million. In addition, a $42,540 commitment fee for the "Term A Loan" was due on March 18, 2003 and was not paid by the Company. Tennessee Farmers has informed the Company that it does not intend to exercise its right under the loan agreement to convert the loans into Company common stock or extend the terms of the loans. As a result of the payment default under the loan agreement, Tennessee Farmers has the right to declare all amounts owning under the loan agreement to be immediately due and payable. The total amount of principal and accrued interest outstanding under the loans as of June 30, 2003 plus the commitment fee was $23,934,784. The Company and Tennessee Farmers entered into a forbearance agreement as of

March 18, 2003 providing that Tennessee Farmers will forbear until May 2, 2003 from exercising any of its rights and remedies against the Company and its property, subject to the terms and conditions of the forbearance agreement. The Company and Tennessee Farmers have agreed to extend the forbearance period until August 28, 2003.

         Because Tennessee Farmers has been unwilling to extend the repayment date for the loans or agree to convert the loans to Company common stock, the Company is actively seeking to sell the Company or to find a source of private equity financing or a merger or other strategic partner and has retained the services of Lincoln Partners, LLC, an investment banker, to assist in that effort.


Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

         This report and the documents incorporated by reference in this report contain forward-looking statements. These forward-looking statements are based on management's current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by the Company. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company's actual results could differ materially from those expressed or forecasted in any forward-looking statements as a result of a variety of factors. The Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

         The Company's marketing, sales, distribution and administrative operations are conducted from the Company's headquarters in Bedford Park, Illinois, and its manufacturing operations are conducted from the Company's Peru, Illinois facility. The Company's businesses are conducted through two product lines:

         o BioPolymers (performance chemicals business); and

         o AgriSciences (agricultural business).

         Historically, the Company began as a research and development company to exploit the possibilities of developing, manufacturing and marketing a new family of biodegradable polymers known as thermal polyaspartates (TPA). Although there was no market at the time of the Company's inception for a new so-called "green chemistry," the Company concluded that a market would develop if the technology and products were available. It also determined that the development of this technology and market would also require substantial capital.

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

         RESEARCH, AND DEVELOPMENT EXPENSES

         Research, and development expenses include amounts paid to third-party and related-party consultants for marketing, investment banking, and other business advisory services, as well as costs related to the Company's product research and development activities. Costs associated with research and development of new products are expensed as incurred.

RECENT ACCOUNTING POLICY ADOPTION

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation---Transition and Disclosure---an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, "Accounting for Stock-based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported amounts. The amendments to SFAS 123 in paragraphs 2(a)-2(e) of this Statement are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS 123 in paragraph 2(f) of this Statement and the amendment to Opinion 28 in paragraph 3 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company does not expect that adoption of this statement will have a material effect on its results of operations or financial position.

Results of Operations

        Comparison of the three months ended June 30, 2003 with the three months ended June 30, 2002.

         During the three months ended June 30, 2003, the Company had revenues of $1,136,783, compared to $1,014,403 for the comparable three-month period in 2002. The increase in revenues was due to growth in sales, principally in the oil field market.

         Cost of revenues was $854,715 for the three months ended June 30, 2003, compared to $752,072 for the same period in 2002. This increase in cost of revenues is related to the increase in sales, partially offset by improvements in production efficiency.

         Research and development expense was $147,954 for the three months ended June 30, 2003 compared to $133,216 for the same period in 2002. This increase is related primarily to employee costs, travel expenses and outside testing costs.

         Selling, general and administrative costs were $522,138 for the three months ended June 30, 2003 compared to $255,087 for the same period in 2002. This increase is due to the impact of the cancellation of employee stock options in 2002, which had the effect of reducing compensation expense in 2002 by $341,050.

         Interest expense decreased from $1,610,141 for the three-month period ended June 30, 2002 to $798,252 for the three-month period ended June 30, 2003. This decrease was related to the exchange of debt for preferred stock as part of the Company's restructuring plan, which was completed in the first quarter of 2003.

         During the three months ended June 30, 2003, the Company had a net loss of $1,178,689 compared to a net loss of $1,596,715 for the three months ended June 30, 2002. This decrease in the net loss was attributable primarily to the decrease in interest expense, offset by the impact of the cancellation of stock options in 2002.

         Comparison of the six months ended June 30, 2003 with the six months ended June 30, 2002

         During the six months ended June 30, 2003, the Company had revenues of $2,218,898, compared to $1,892,087 for the comparable six-month period in 2002. The increase in revenues was due to growth in sales in the oil field and agricultural markets.

         Cost of revenues was $1,532,830 for the six months ended June 30, 2003, compared to $1,610,059 for the same period in 2002. This decrease in cost of revenues is related to improvements in production efficiency offset by raw material cost increases due to increased sales.

         Research and development expense was $308,832 for the six months ended June 30, 2003 compared to $270,152 for the same period in 2002. This increase is related primarily to employee costs, travel expenses and outside testing costs.

         Selling, general and administrative costs were $1,266,707 for the six months ended June 30, 2003 compared to $1,029,543 for the same period in 2002. This increase is due to the costs of the Company's merger with its subsidiary, Donlar Biosyntrex Corporation, which was completed in the first quarter of 2003, and the impact of the cancellation of employee stock options in 2002.

         Interest expense decreased from $2,977,436 for the six-month period ended June 30, 2002 to $2,138,925 for the six-month period ended June 30, 2003. This decrease was related to the exchange of debt for preferred stock as part of the Company's restructuring plan which was completed in March 2003, offset in part by increases in the interest rates of the Tennessee Farmers loans.

         During the six months ended June 30, 2003, the Company had a net loss of $5,600,335 compared to a net loss of $5,261,657 for the six months ended June 30, 2002. This increase in the net loss was attributable primarily to expenses related to the Company's merger with Donlar Biosyntrex Corporation and the exchange of debt for preferred stock as part of the Company's restructuring plan.

Liquidity and Capital Resources

         Historically, the Company has been unable to finance its operations from cash flows from operating activities. As of June 30, 2003, the Company had cash of $91,320. In March of 2002, the Company obtained additional bridge financing in connection with the restructuring of its debt, but has no other plans for its continued financing. The Company did not repay its bridge financing or make other required payments on its restructured debt in March 2003. The payments due Tennessee Farmers in March 2003 consisted of $916,572 in interest and $222,500 in principal due on the restated loans and $116,546 in interest, $42,540 in commitment fee and $1,849,217 in principal due on the bridge financing. The total of the payments due in March 2003 was $3,019,600.

         As a result of the Company's payment default, the entire amount of the Tennessee Farmers debt in the amount of $23,934,784, including accrued interest, is now due and payable. The Company and Tennessee Farmers entered into a forbearance agreement effective as of March 18, 2003 providing that Tennessee Farmers will forbear until May 2, 2003 from exercising any of its rights and remedies against the Company and its property, subject to the terms and conditions of the forbearance agreement. The Company and Tennessee Farmers have agreed to extend the forbearance period until August 28, 2003.

         Because Tennessee Farmers has been unwilling to extend the repayment date for the loans or agree to convert the loans to Company common stock, the Company is actively seeking to sell the Company or to find a source of private equity financing or a merger or other strategic partner, and the Company has retained an investment banking firm to assist in this effort.

         In the first six months of 2003, the Company had a net decrease in cash and cash equivalents of $11,018, compared to a net increase in cash and cash equivalents in the same period of 2002 of $46,632. The decrease in cash was the result of higher expenses related to the merger, as well as decreased sales in the final months of 2002.

         The Company increased its cash flows used in operations from ($3,358,335) in the first six months of 2002 to $31,524 in the same period in 2003, due to payment of many old payables in 2002 from the proceeds of the 2002 bridge loan from Tennessee Farmers.

         Cash flows used in investing activities increased to ($42,542) in the first six months of 2003 from ($14,028) in the same period in 2002. This increase was due to a sale of certain assets in 2002.

         Cash flows provided by financing activities in the first six months of 2002 of $3,335,740 consisted primarily of the borrowing activity with the Tennessee Farmers. There were no financing activities during the first six months of 2003.

Item 3.  Controls and Procedures

         Within 90 days prior to the date of filing of this report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Controller and Chief Accounting Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Controller and Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II -- OTHER INFORMATION

Item 3.       Defaults Upon Senior Securities

         The Company did not make a required payment to Tennessee Farmers Life Insurance Company on March 18, 2003 under the March 18, 2002 Bridge and Consolidated Term Loan Agreement. The payment due on March 18, 2003 included $916,572 of accrued but unpaid interest on the "Term A Loan," $116,546 of accrued but unpaid interest on the "Term C Loan" and the principal amount of the "Term C Loan" in the amount of approximately $1.85 million. In addition, a $42,540 commitment fee for the "Term A Loan" was due on March 18, 2003 and was not paid by the Company. Tennessee Farmers has informed the Company that it does not intend to exercise its right under the loan agreement to convert the loans into Company common stock or extend the terms of the loans. As a result of the payment default under the loan agreement, Tennessee Farmers has the right to declare all amounts owning under the loan agreement to be immediately due and payable. The total amount of principal and accrued interest outstanding under the loans as of June 30, 2003 plus the commitment fee was $23,934,784. The Company and Tennessee Farmers entered into a forbearance agreement as of March 18, 2003 providing that Tennessee Farmers will forbear until May 2, 2003 from exercising any of its rights and remedies against the Company and its property, subject to the terms and conditions of the forbearance agreement. The Company and Tennessee Farmers have agreed to extend the forbearance period until August 28, 2003.

         Because Tennessee Farmers has been unwilling to extend the repayment date for the loans or agree to convert the loans to Company common stock, the Company is actively seeking to sell the Company or to find a source of private equity financing or a merger or other strategic partner, and has retained Lincoln Partners, LLC, an investment banking firm, to assist in this effort.

Item 5.       Other Information

         On July 21, 2003, Thomas E. Poggensee joined the Company as Controller and Chief Accounting Officer. Mr. Poggensee previously worked for Alberto-Culver Company for 5 years in cost accounting and for the Florsheim Group/Shoes Company for 17 years as corporate controller, secretary, treasurer, chief accounting officer, and vice president, chief information officer. Most recently, Mr. Poggensee was senior vice president, finance/administration for Millennium IT Consultants. Mr. Poggensee received his BS degree in accounting from Bradley University and has an MBA degree in finance from DePaul University. He is also a CPA and CMA.

Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.       Exhibit Description
-----------       -------------------

2.1* Amended and Restated Agreement and Plan of Merger by and between Donlar Corporation and Donlar Biosyntrex Corporation, dated as of June 7, 2002

3.1#              Amended and Restated Articles of Incorporation of Donlar
                  Corporation

3.2*              Amendment to Articles of Incorporation of Donlar Corporation

3.3#              Amended and Restated Bylaws of Donlar Corporation

4.1# Bridge and Consolidated Term Loan Agreement dated March 18, 2002, among Donlar Corporation, Donlar Biosyntrex Corporation and Tennessee Farmers Life Insurance Company

4.2# Amendment dated May 31, 2002, to Bridge and Consolidated Term Loan Agreement dated March 18, 2002, among Donlar Corporation, Donlar Biosyntrex Corporation and Tennessee Farmers Life Insurance Company

4.3# Letter Agreement dated March 18, 2002, among Donlar Corporation, Willis Stein & Partners, L.P. and Star Polymers, L.L.C.

4.4# Letter Agreement dated February 25, 2002, between Donlar Corporation and Dr. Robert Gale Martin

4.5# Form of Letter Agreement between Donlar Corporation and Holders 1998 and 2002 Notes

4.6               Certificate of Designations for Donlar Senior Convertible
                  Preferred Stock

4.7# Second Limited Consent and Waiver to Bridge and Consolidated Term Loan Agreement By Tennessee Farmers Life Insurance Company

4.8# Letter Agreement dated August 15, 2002, between Kamal Modir M.D. and Donlar Biosyntrex

4.9#              Letter Agreement dated August 15, 2002, between Kenneth A.
                  Hubbard and Donlar Biosyntrex

4.10# Letter Agreement dated August 23, 2002, between Peter LeDonne and Donlar Biosyntrex

4.11## Forbearance Agreement, dated as of March 18, 2003, between Donlar Corporation and Tennessee Farmers Life Insurance Company

4.12 Second Amendment to Forbearance Agreement, dated as of July 14, 2003, between Donlar Corporation and Tennessee Farmers Life Insurance Company

10.1# Change of Control Agreement dated December 24, 1998 between Donlar Corporation and Larry Koskan

10.2# Change of Control Agreement dated December 24, 1998 between Donlar Corporation and Robert Pietrangelo

10.3### Form of Employment Agreement dated September 7, 2001, between Biosyntrex and Robert P. Pietrangelo

10.4### Form of Employment Agreement dated July 1, 1996, between Donlar and Larry Koskan

10.5# Office Lease Agreement made as of August 1, 1992 between Donlar Corporation and Illinois Institute of Technology

10.6              Donlar Corporation 2003 Equity Incentive Plan

31.1              Certification of Chief Executive Officer and Chief Financial
                  Officer

31.2              Certification of Controller and Chief Accounting Officer

32.1 Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2 Statement of Controller and Chief Accounting Officer Pursuant to Section 1350 of Title 18 of the United States Code

-------------------------------------------

         # Incorporated by reference to the Company's Registration Statement on Form S-4 filed on January 30, 2003.

         ## Incorporated by reference to the Company's Annual Report on Form 10-KSB for 2003.

         ### Incorporated by reference to Biosyntrex's Annual Report on Form 10-KSB for 2002.

         * Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.


(b)      Reports on Form 8-K.

         The Company filed one report on Form 8-K during the quarter ended June 30, 2003. A report was filed on June 16, 2003 reporting the issuance of a press release announcing the Company's first quarter results.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            DONLAR CORPORATION


Dated: August 13, 2003                      By:      /s/ Larry P. Koskan
                                                 -------------------------------
                                                 Larry P. Koskan, President and
                                                 Chief Executive Officer