Form 10QSB
period 2003-09-30
DONLAR CORP
filed 2003-11-13
CIK 1047175

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
            For the transition period from ____________ to _____________

                           Commission File No. 0-11472

                               DONLAR CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Illinois                                    36-3683785
    -------------------------------          -----------------------------------
    (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)

              6502 South Archer Road, Bedford Park, Illinois 60501
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (708) 563-9200
                         ------------------------------
                           (Issuer's telephone number)

      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of the registrant's common stock as of October 31, 2003 was 20,793,360.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                      INDEX

PART  I.       FINANCIAL INFORMATION

      1.       Financial Statements

               Condensed Balance Sheet as of September 30, 2003                             1

               Condensed Statements of Operations for
               the three months and nine months ended September 30, 2002 and 2003           2

               Condensed Statements of Cash Flows
               for the nine months ended September 30, 2002 and 2003                        3

               Condensed Statement of Shareholders' Deficit
               for the nine months ended September 30, 2003                                 4

               Notes to Condensed Financial Statements                                      5

      2.       Management's Discussion and Analysis or Plan of Operation                   10

      3.       Controls and Procedures                                                     15

PART II.       OTHER INFORMATION

      1.       Legal Proceedings                                                           15

      3.       Defaults Upon Senior Securities                                             16

      6.       Exhibits and Reports on Form 8-K                                            16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DONLAR CORPORATION
CONDENSED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2003

                                            ASSETS
Current assets
    Cash                                                                                         $      16,507
    Receivables                                                                                        429,896
    Inventories, net                                                                                   560,856
    Prepaid expenses                                                                                    86,217
                                                                                                 -------------

        Total current assets                                                                         1,093,476

Property and equipment, net                                                                          8,161,108
Patents                                                                                              1,719,363
Other assets                                                                                           225,173
                                                                                                 -------------

                                                                                                 $  11,199,120
                                                                                                 =============

                            LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
    Current portion of convertible debt                                                          $  21,033,352
    Accounts payable                                                                                   691,297
    Accrued expenses                                                                                 4,793,467
                                                                                                 -------------

        Total current liabilities                                                                   26,518,116

Shareholders' deficit
    Common stock, no par value                                                                      37,068,228
    Senior convertible preferred stock, no par value                                                19,905,500
    Additional paid-in capital                                                                      84,258,805
    Accumulated deficit                                                                           (156,551,529)
                                                                                                 -------------

        Total shareholders' deficit                                                                (15,318,996)
                                                                                                 -------------

                                                                                                 $  11,199,120
                                                                                                 =============

    The accompanying notes are an integral part of this condensed statement.

DONLAR CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                               For the three months            For the nine months
                                                                ended September 30,            ended September 30,
                                                               2003            2002           2003            2002
                                                           -----------     -----------     -----------     -----------
Revenues                                                   $   930,924     $   915,919     $ 3,149,822     $ 2,808,005

Cost of revenue                                                666,231         658,817       2,199,061       2,268,876
Research and Development                                       145,908         141,952         454,740         412,104
Selling, general and administrative                            406,687         637,543       1,673,391       1,667,086
                                                           -----------     -----------     -----------     -----------

        Total operating expenses                             1,218,826       1,438,312       4,327,192       4,348,066
                                                           -----------     -----------     -----------     -----------

Loss from operations                                          (287,902)       (522,393)     (1,177,370)     (1,540,061)

Other income (expense)
    Interest expense                                          (595,679)     (1,193,208)     (2,734,606)     (4,170,904)
    Debt conversion expense                                          -               -      (2,579,527)       (289,655)
    Gain on disposal of fixed assets                                 -               -               -          74,478
    Other                                                            -         147,347           7,590         308,350
                                                           -----------     -----------     -----------     -----------

        Total other expense                                   (595,679)     (1,045,861)     (5,306,543)     (4,077,731)
                                                           -----------     -----------     -----------     -----------

Loss before income taxes                                      (883,581)     (1,568,254)     (6,483,913)     (5,617,792)

Provision for income taxes                                           -               -               -               -
                                                           -----------     -----------     -----------     -----------

        Net loss before extraordinary item                    (883,581)     (1,568,254)     (6,483,913)     (5,617,792)

Extraordinary loss on retirement of debt                             -               -               -      (1,212,120)
                                                           -----------     -----------     -----------     -----------

        Net loss                                           $  (883,581)    $(1,568,254)    $(6,483,913)    $(6,829,912)
                                                           ===========     ===========     ===========     ===========

Net loss per common share:

Basic:                                                           (0.04)          (0.06)          (0.31)          (0.26)

Diluted:                                                         (0.04)          (0.06)          (0.31)          (0.26)

Weighted average shares of common stock outstanding:
    Basic                                                   20,793,360      25,831,050      20,793,360      25,831,050
    Diluted                                                 20,793,360      25,831,050      20,793,360      25,831,050

   The accompanying notes are an integral part of these condensed statements.

DONLAR CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30,

                                                                       2003            2002
                                                                    -----------    -----------
Cash flows from operating activities
    Net loss                                                        $(6,483,913)   $(6,829,912)
    Adjustments to reconcile net loss to net cash
      used in operating activities
        Extraordinary loss on retirement of debt                              -      1,212,120
        Depreciation and amortization                                   797,608        818,475
        Issuance of Common Stock for services                                 -         23,787
        Interest expense related to amortization of debt discount        59,751      1,122,981
        Debt conversion expenses                                      2,579,527        289,655
        Gain on disposal of fixed assets                                      -        (74,478)
        Change in assets and liabilities
            Receivables                                                (121,376)       (23,214)
            Inventories                                                 368,960        767,470
            Prepaid expenses and other assets                           (90,485)        47,435
            Accounts payable                                            420,500     (1,170,382)
            Accrued expenses                                          2,434,432      2,596,605
                                                                    -----------    -----------

            Net cash provided by (used in) operating activities         (34,996)    (1,219,458)

Cash flows from investing activities
    Proceeds from sale of property and equipment                              -        103,942
    Purchase of property and equipment                                  (50,835)      (136,046)
                                                                    -----------    -----------

            Net cash used in investing activities                       (50,835)       (32,104)

Cash flows from financing activities
    Proceeds from issuance of convertible notes                               -      1,785,972
    Principal repayments of notes payable                                     -       (263,000)
    Proceeds from notes payable                                               -         11,000
    Deferred financing costs                                                  -       (270,419)
                                                                    -----------    -----------

            Net cash provided by financing activities                         -      1,263,553
                                                                    -----------    -----------

Net (decrease) increase in cash and cash equivalents                    (85,831)        11,991

Cash and cash equivalents at beginning of period                        102,338          3,746
                                                                    -----------    -----------

Cash and cash equivalents at end of period                          $    16,507    $    15,737
                                                                    ===========    ===========

Supplemental disclosure of cash flow information:
    Interest paid                                                   $         -    $    75,177
    Income tax paid                                                           -              -

   The accompanying notes are an integral part of these condensed statements.

DONLAR CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                                                Series A
                                                     Common Stock            Preferred stock
                                                 Shares      Amount       Shares       Amount
                                               ----------  -----------   -----------------------
Begining Balance                               25,831,050  $ 4,557,224   38,000,000  $32,511,004

Debt conversion                                         -            -            -            -
Cancellation of stock options                           -            -            -            -
Disolution of Donlar Biosyntrex Corporation    (5,037,690)  32,511,004  (38,000,000) (32,511,004)
Net loss                                                -            -            -            -
                                               ----------  -----------  -----------  -----------

Ending Balance                                 20,793,360  $37,068,228            -  $         -
                                               ==========  ===========  ===========  ===========

                                                Senior Convertible       Additional
                                                  Preferred stock         paid-in     Accumulated
                                               Shares       Amount        capital       Deficit        Total
                                              ----------  -----------   -----------  -------------  ------------
Begining Balance                                       -  $         -   $25,306,626  $ (94,661,576) $(32,286,722)

Debt conversion                               19,905,500   19,905,500     8,878,766              -    28,784,266
Cancellation of stock options                                                     -              -             -
Disolution of Donlar Biosyntrex Corporation            -            -    50,073,413    (55,406,040)   (5,332,627)
Net loss                                               -            -             -     (6,483,913)   (6,483,913)
                                              ----------  -----------   -----------  -------------  ------------

Ending Balance                                19,905,500  $19,905,500   $84,258,805  $(156,551,529) $(15,318,996)
                                              ==========  ===========   ===========  =============  ============

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

         The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2003, the Company had an accumulated deficit of $156,551,529, a shareholders' deficit of $15,318,996 and has had substantial recurring losses. The operations of the Company have not achieved profitability and the Company has relied upon financing from the sale of its equity securities, liquidation of assets and debt financing to satisfy its obligations. In addition, as discussed below under "Tennessee Farmers Loan Default," the Company is in default on approximately $24.5 million of loans and accrued interest. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

         The restated loans are divided into two loans (the Terms A and B Loans). The first such loan is in the principal amount of approximately $10.18 million, bears interest at a rate of nine percent per annum until March 18, 2003, at which time such interest is payable, and thereafter bears interest at eleven percent per annum payable on a quarterly basis on the last business day of March, June, September and December. The principal balance of the loan is payable in equal quarterly installments of not less than $222,500 commencing on March 31, 2003 and thereafter on the last business day of March, June, September and December. Any remaining unpaid principal and interest is payable on March 31, 2007. The Company did not make the interest payment on March 18, 2003 or the interest and principal payments on March 31, 2003, June 30, 2003 or September 30, 2003.

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

         As part of the restructuring plan, the Company has agreed to issue approximately 1.6 million shares of common stock to Tennessee Rural Health Improvement Association, which will represent approximately 7.8% of the Company's outstanding common stock and 1.8% on a fully diluted basis and TFIC, Inc., an affiliate of Tennessee Farmers, has agreed to surrender for cancellation, without issuance to it of any Company common stock as a result of the merger, approximately 3.85 million shares of Company common stock that it owns. The Company common stock to be issued to Tennessee Rural Health is in addition to the approximately 1.27 million shares of Company common stock to be issued to Tennessee Rural Health as a result of the merger in exchange for the approximately 2.6 million shares of Company common stock owned by it prior to the merger. Tennessee Rural Health is a provider of health insurance and other health benefits. It is affiliated with Tennessee Farm Bureau Federation which owns approximately 7.5% of Tennessee Farmers Life Insurance Company.

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

         Tennessee Farmers Loan Default

         The Company did not make a required payment to Tennessee Farmers on March 18, 2003, March 31, 2003, June 30, 2003, or September 30, 2003 under the loan agreement. The payment due on March 18, 2003 included $916,572 of accrued but unpaid interest on the "Term A Loan," $116,546 of accrued but unpaid interest on the "Term C Loan" and the principal amount of the "Term C Loan" in the amount of approximately $1.85 million. In addition, a $42,540 commitment fee for the "Term A Loan" was due on March 18, 2003 and was not paid by the Company. Tennessee Farmers has informed the Company that it does not intend to exercise its right under the loan agreement to convert the loans into Company common stock or extend the terms of the loans. As a result of the payment default under the loan agreement, Tennessee Farmers has the right to declare all amounts owed under the loan agreement to be immediately due and payable. The total amount of principal and accrued interest outstanding under the loans as of September 30, 2003 plus the commitment fee was $24,513,202. The

Company and Tennessee Farmers entered into a forbearance agreement as of March 18, 2003 providing that Tennessee Farmers will forbear until May 2, 2003 from exercising any of its rights and remedies against the Company and its property, subject to the terms and conditions of the forbearance agreement. Tennessee Farmers extended the forbearance period until August 28, 2003. No further extension has been granted and Tennessee Farmers has the right to call the loans at any time.

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

OVERVIEW

         The Company's marketing, sales, distribution and administrative operations are conducted from the Company's headquarters in Bedford Park, Illinois, and its manufacturing operations are conducted from the Company's Peru, Illinois facility. The Company's businesses are conducted through two product lines:

         -        BioPolymers (performance chemicals business); and

         -        AgriSciences (agricultural business).

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

         PROPERTY AND EQUIPMENT

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

         The Company assesses the recoverability of its property and equipment whenever adverse events or changes in circumstances or business climate indicate that expected future undiscounted cash flows or their fair value may not be sufficient to support recorded cash flows or their fair value may not be sufficient to support recorded property and equipment. If impairment exists, the carrying amount of property and equipment will be reduced to net realizable value.

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

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses include amounts paid to third-party and related-party consultants for marketing, investment banking, and other business advisory services, as well as costs related to the Company's product research and development activities. Costs associated with research and development of new products are expensed as incurred.

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

Results of Operations

         Comparison of the three months ended September 30, 2003 with the three months ended September 30, 2002.

         During the three months ended September 30, 2003, the Company had revenues of $930,924, compared to $915,919 for the comparable three-month period in 2002. The increase in revenues was due to growth in sales split into both the oil field market and the agricultural market.

         Cost of revenues was $666,231 for the three months ended September 30, 2003, compared to $658,817 for the same period in 2002. This increase in cost of revenues is related to the increase in sales, partially offset by improvements in production efficiency.

         Research and development expense was $145,908 for the three months ended September 30, 2003 compared to $141,952 for the same period in 2002. This increase is related primarily to employee costs, travel expenses and outside testing costs.

         Selling, general and administrative costs were $406,687 for the three months ended September 30, 2003 compared to $637,543 for the same period in 2002. The decrease is due to reduced compensation expenses in 2003 and due to non-recurring costs in the 2002 period related to the Registration Statement on Form S-4 preparation related to the Company's merger with its subsidiary, Donlar Biosyntrex Corporation.

         Interest expense decreased from $1,193,208 for the three-month period ended September 30, 2002 to $595,679 for the three-month period ended September 30, 2003. This decrease was related to the exchange of debt for preferred stock as part of the Company's restructuring plan, which was completed in the first quarter of 2003.

         The Company had a net loss of $883,581 for the three months ended September 30, 2003 compared to a net loss of $1,568,254 for the same period in 2002. This decrease in the net loss was attributable primarily to the decrease in selling, general and administrative expenses and interest expense in 2003.

         Comparison of the nine months ended September 30, 2003 with the nine months ended September 30, 2002

         During the nine months ended September 30, 2003, the Company had revenues of $3,149,822, compared to $2,808,005 for the comparable nine-month period in 2002. The increase in revenues was due to growth in sales in the oil field and agricultural markets.

         Cost of revenues was $2,199,061 for the nine months ended September 30, 2003, compared to $2,268,876 for the same period in 2002. This decrease in cost of revenues is related to improvements in production efficiency offset by raw material dollar volume increases due to increased sales.

         Research and development expense was $454,740 for the nine months ended September 30, 2003 compared to $412,104 for the same period in 2002. This increase is related primarily to employee costs, travel expenses and outside testing costs.

         Selling, general and administrative costs were $1,673,391 for the nine months ended September 30, 2003 compared to $1,667,086 for the same period in 2002. The increase is nominal and reflects the costs of the Company's merger with its subsidiary, Donlar Biosyntrex Corporation, over both the 2002 and 2003 periods, which was completed in the first quarter of 2003, the impact of the cancellation of employee stock options in 2002 and expense control programs implemented in 2003.

         Interest expense decreased from $4,170,904 for the nine months ended September 30, 2002 to $2,734,606 for the same period ended September 30, 2003. This decrease was related to the exchange of debt for preferred stock as part of the Company's restructuring plan that was completed in March 2003, offset in part by increases in the interest rates of the Tennessee Farmers loans.

         During the nine months ended September 30, 2003, the Company had a net loss of $6,483,913 compared to a net loss of $6,829,912 for the nine months ended September 30, 2002. This decrease in the net loss was attributable primarily to sales increases and production efficiency improvements offset be expenses related to the Company's merger with Donlar Biosyntrex Corporation and the exchange of debt for preferred stock as part of the Company's restructuring plan.

Liquidity and Capital Resources

         Historically, the Company has been unable to finance its operations from cash flows from operating activities. As of September 30, 2003, the Company had cash of $16,507. In March of 2002, the Company obtained additional bridge financing in connection with the restructuring of its debt, but has no other plans for its continued financing. The Company did not repay its bridge financing or make other required payments on its restructured debt in March 2003 or at any time thereafter. The payments due Tennessee Farmers in March 2003 consisted of $916,572 in interest and $222,500 in principal due on the restated loans and $116,546 in interest, $42,540 in commitment fee and $1,849,217 in principal due on the bridge financing. The total of the payments due in March 2003 was $3,019,600.

         As a result of the Company's payment defaults, the entire amount of the Tennessee Farmers debt in the amount of $24,513,202, including accrued interest, is now due and payable. The Company and Tennessee Farmers entered into a forbearance agreement effective as of March 18, 2003 providing that Tennessee Farmers will forbear until May 2, 2003 from exercising any of its rights and remedies against the Company and its property, subject to the terms and conditions of the forbearance agreement. Tennessee Farmers extended the forbearance period until August 28, 2003. No further extension has been granted and Tennessee Farmers has the right to call the loans at any time.

         Because Tennessee Farmers has been unwilling to extend the repayment date for the loans or agree to convert the loans to Company common stock, the Company is actively seeking to sell the Company or to find a source of private equity financing or a merger or other strategic partner, and the Company has retained an investment banking firm to assist in this effort.

         In the first nine months of 2003, the Company had a net decrease in cash and cash equivalents of $85,831, compared to a net increase in cash and cash equivalents in the same period of 2002 of $11,991. The decrease in cash was the result of higher expenses related to the merger, as well as decreased sales in the final months of 2002.

         The Company reduced its cash flows used in operations from $1,219,458 in the first nine months of 2002 to $34,996 in the same period in 2003, due to working capital management programs implemented in 2003 and the payment of many old payables in 2002 from the proceeds of the 2002 bridge loan from Tennessee Farmers.

         Cash flows used in investing activities increased to $50,835 in the first nine months of 2003 from $32,104 in the same period in 2002. This increase was due to a sale of certain assets in 2002.

         Cash flows provided by financing activities in the first nine months of 2002 of $1,263,553 consisted primarily of the borrowing activity with the Tennessee Farmers. There were no financing activities during the first nine months of 2003.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

         On November 4, 2003, the Company reported on Form 8-K that Robert Pietrangelo, the Company's Vice President for Sales and Marketing, resigned from his positions with the Company on October 31, 2003, and delivered a letter to the Company making significant allegations and demands which the Company disputes. On November 10, 2003, Mr. Pietrangelo filed a Complaint against the Company seeking declaratory judgments, injunctive and other relief in the Circuit Court of Cook County, Illinois, County Department, Chancery Division.

         In the Complaint, Mr. Pietrangelo alleges that the Company's shareholders' approval of the merger of Donlar Biosyntrex Corporation, the Company's former subsidiary, with and into the Company in February 2003 constituted a "Change of Control" under a Change of Control Agreement between the Company and Mr. Pietrangelo, that as a result of the Company's removal of certain duties from Mr. Pietrangelo's responsibilities, Mr. Pietrangelo had "Good Reason" to resign as defined in the Change of Control Agreement and that he is entitled to severance benefits including a severance payment equal to the product of 2.9 multiplied by the sum of Mr. Pietrangelo's annual salary plus certain other benefits and continuation of the health, disability and life insurance maintained by the Company for executives for a period of one year from the date of his resignation. Mr. Pietrangelo seeks a judgment declaring the rights and liabilities of the parties under the Change of Control Agreement. Specifically he seeks a judgment declaring that: (i) the Change of Control Agreement superseded and replaced a prior Proprietary Information Agreement signed by Mr. Pietrangelo; (ii) the merger described above constituted a "Change of Control"; (iii) Mr. Pietrangelo had "Good Reason" to resign; (iv) Mr. Pietrangelo is not bound by a non-competition covenant in the Change of Control Agreement; and (v) the Company is obligated to provide Mr. Pietrangelo the severance benefits provided in the Change of Control Agreement and pay his attorneys' fees and costs of suit. Mr. Pietrangelo also seeks an award of damages for the Company's alleged breach of the Change of Control Agreement.

         In addition, Mr. Pietrangelo alleges his September 7, 2001 employment agreement was extended until September 6, 2006, and that under the terms of the employment agreement, there was an "Involuntary Termination" of Mr. Pietrangelo's employment as a result of changes in his duties, positions and responsibilities with the Company. He alleges that he is entitled to the full remaining value of his employment agreement through September 6, 2006. Mr. Pietrangelo seeks a judgment declaring the rights and liabilities of the parties under the employment agreement, that his employment agreement was extended through September 6, 2006 and that the changes in his employment constituted an "Involuntary Termination" under the terms of the employment agreement. Mr. Pietrangelo also seeks an award of damages for the Company's alleged breach of the employment agreement.

         The Company disputes Mr. Pietrangelo's allegations and intends to defend the suit. The Company has not yet been served in this suit.

Item 3. Defaults Upon Senior Securities

         The Company did not make a required payments to Tennessee Farmers Life Insurance Company on March 18, 2003, March 31, 2003, June 30, 2003 or September 30, 2003 under the March 18, 2002 Bridge and Consolidated Term Loan Agreement. The payment due on March 18, 2003 included $916,572 of accrued but unpaid interest on the "Term A Loan," $116,546 of accrued but unpaid interest on the "Term C Loan" and the principal amount of the "Term C Loan" in the amount of approximately $1.85 million. In addition, a $42,540 commitment fee for the "Term A Loan" was due on March 18, 2003 and was not paid by the Company. Tennessee Farmers has informed the Company that it does not intend to exercise its right under the loan agreement to convert the loans into Company common stock or extend the terms of the loans. As a result of the payment defaults under the loan agreement, Tennessee Farmers has the right to declare all amounts owning under the loan agreement to be immediately due and payable. The total amount of principal and accrued interest outstanding under the loans as of September 30, 2003 plus the commitment fee was $24,513,202. The Company and Tennessee Farmers entered into a forbearance agreement as of March 18, 2003 providing that Tennessee Farmers will forbear until May 2, 2003 from exercising any of its rights and remedies against the Company and its property, subject to the terms and conditions of the forbearance agreement. Tennessee Farmers extended the forbearance period until August 28, 2003. No further extension has been granted and Tennessee Farmers has the right to call the loans at any time.

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

4.3#                        Letter Agreement dated March 18, 2002, among Donlar Corporation, Willis Stein &
                            Partners, L.P. and Star Polymers, L.L.C.

4.4#                        Letter Agreement dated February 25, 2002, between Donlar Corporation and Dr. Robert Gale
                            Martin

4.5#                        Form of Letter Agreement between Donlar Corporation and Holders 1998 and 2002 Notes

4.6*                        Certificate of Designations for Donlar Senior Convertible Preferred Stock

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

4.8#                        Letter Agreement dated August 15, 2002, between Kamal Modir M.D. and Donlar Biosyntrex

4.9#                        Letter Agreement dated August 15, 2002, between Kenneth A. Hubbard and Donlar Biosyntrex

4.10#                       Letter Agreement dated August 23, 2002, between Peter LeDonne and Donlar Biosyntrex

4.11##                      Forbearance Agreement, dated as of March 18, 2003, between Donlar Corporation and Tennessee
                            Farmers Life Insurance Company

4.12**                      Second Amendment to Forbearance Agreement, dated as of July 14, 2003, between Donlar
                            Corporation and Tennessee Farmers Life Insurance Company

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

10.6**                      Donlar Corporation 2003 Equity Incentive Plan

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

#        Incorporated by reference to the Company's Registration
         Statement on Form S-4 filed on January 30, 2003.

## Incorporated by reference to the Company's Annual Report on Form 10-KSB for 2003.

### Incorporated by reference to Biosyntrex's Annual Report on Form 10-KSB for 2002.

* Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

** Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

(b)      Reports on Form 8-K.

         The Company filed one report on Form 8-K during the quarter ended September 30, 2003. A report was filed on August 19, 2003 reporting the issuance of a press release announcing the Company's second quarter results.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DONLAR CORPORATION

Dated: November 13, 2003                    By: /s/ Larry P. Koskan
                                                --------------------------------
                                            Larry P. Koskan, President and
                                            Chief Executive Office